Form 10-Q
period 2021-06-30
Monument Circle Acquisition Corp.
filed 2021-08-06
CIK 1828325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________

FORM 10-Q

___________________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number:  001-39876

___________________________________________ Monument Circle Acquisition Corp.
(Exact name of Registrant as specified in its Charter) ___________________________________________

Delaware	85-3252655
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One EMMIS Plaza, 40 Monument Circle, Suite 700 Indianapolis, IN 46204
(Address of principal executive offices and zip code)

(317) 266-0100

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the issuer (1)  filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☒  No ☐

As of August 4, 2021, there were 25,000,000 shares of Class A common stock, $0.0001 par value, and 6,250,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

MONUMENT CIRCLE ACQUISITION CORP.

FORM 10‑Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

MONUMENT CIRCLE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$724,990	$34,012
Prepaid expenses	374,533	—
Total current assets	1,099,523	34,012
Noncurrent assets
Deferred offering costs	—	265,933
Investments held in Trust Account	250,011,097	—
Total noncurrent assets	250,011,097	265,933
TOTAL ASSETS	$251,110,620	$299,945
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$240,237	$3,237
Accrued offering costs	—	175,000
Promissory note- related party	—	100,000
Total current liabilities	240,237	278,237
Noncurrent liabilities
Warrant liabilities	14,290,800	—
Deferred underwriting fee payable	8,750,000	—
Total noncurrent liabilities	23,040,800	—
Total liabilities	23,281,037	278,237
Commitments and contingencies
Class A common stock subject to possible redemption, 22,282,958 shares at $10.00 redemption value at June 30, 2021. No shares issues and outstanding at December 31, 2020	222,829,580	—
Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 240,000,000 shares authorized; 2,717,042 shares issued and outstanding (excluding 22,282,958 shares subject to possible redemption) at June 30, 2021. No shares issued and outstanding at December 31, 2020	272	—
Class B common stock, $0.0001 par value; 60,000,000 shares authorized; 6,250,000 and 6,267,500 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively (1)	625	627
Additional paid-in capital	2,277,612	24,373
Retained earnings (accumulated deficit)	2,721,494	(3,292)
Total Stockholders' Equity	5,000,003	21,708
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$251,110,620	$299,945

(1)

Shares issued and outstanding as of December 31, 2020 included an aggregate of up to 817,500 shares of Class B common stock that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised.  In January 2021, 17,500 shares of Class B common stock were forfeited following the underwriters’ partial exercise of the over-allotment option (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

MONUMENT CIRCLE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Formation and operational costs	$330,060	$582,845
Loss from operations	$(330,060)	$(582,845)
Other (expense) income:
Change in fair value of warrant liabilities	(4,541,500)	3,980,000
Transaction costs allocated to warrant liabilities	—	(683,466)
Interest earned on investments held in Trust Account	6,233	11,097
Other (expense) income, net	(4,535,267)	3,307,631
Net (loss) income	$(4,865,327)	$2,724,786
Weighted average shares outstanding of Class A common stock redeemable shares	25,000,000	25,000,000
Basic and diluted net income per common share, Class A common stock redeemable shares	$—	$—
Weighted average shares outstanding of Class B common stock non-redeemable shares	6,250,000	6,166,022
Basic and diluted net (loss) income per common share, Class B common stock non-redeemable shares	$(0.78)	$0.44

The accompanying notes are an integral part of the unaudited condensed financial statements.

MONUMENT CIRCLE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid- in	Retained Earnings	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Accumulated Deficit)	Equity
BALANCE, DECEMBER 31, 2020	—	$—	6,267,500	$627	$24,373	$(3,292)	$21,708
Sale of 25,000,000 Units, net of underwriting discounts, offering expenses and fair value of Public Warrants	25,000,000	2,500	—	—	224,673,889	—	224,676,389
Cash paid in excess of fair value for Private Placement Warrants	—	—	—	—	406,700	—	406,700
Forfeiture of Founder Shares	—	—	(17,500)	(2)	2		—
Class A common stock subject to possible redemption	(22,769,490)	(2,277)	—	—	(225,104,964)	(2,587,659)	(227,694,900)
Net income	—	—	—	—	—	7,590,113	7,590,113
BALANCE, MARCH 31, 2021 (unaudited)	2,230,510	223	6,250,000	625	—	4,999,162	5,000,010
Net loss	—	—	—	—	—	(4,865,327)	(4,865,327)
Change in value of Class A common stock subject to possible redemption	486,532	49	—	—	2,277,612	2,587,659	4,865,320
BALANCE, JUNE 30, 2021 (unaudited)	2,717,042	$272	6,250,000	$625	$2,277,612	$2,721,494	$5,000,003

(1)

Shares issued and outstanding as of December 31, 2020 included an aggregate of up to 817,500 shares of Class B common stock that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised.  In January 2021, 17,500 shares of Class B common stock were forfeited following the underwriters’ partial exercise of the over-allotment option (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

MONUMENT CIRCLE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,724,786
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(3,980,000)
Transaction costs allocated to warrant liabilities	683,466
Interest earned on investments held in Trust Account	(11,097)
Changes in assets and liabilities:
Prepaid expenses	(374,534)
Accounts payable and accrued expenses	237,000
Net cash used in operating activities	(720,379)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment of cash into trust account	(250,000,000)
Net cash used in investing activities	(250,000,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Units, net of underwriting discounts paid	245,000,000
Proceeds from sale of Private Placement Warrants	7,000,000
Repayment of promissory note - related party	(100,000)
Payment of offering costs	(488,643)
Net cash provided by financing activities	251,411,357
INCREASE IN CASH	690,978
CASH:
Beginning of period	34,012
End of period	$724,990
Non-cash investing and financing activities
Initial classification of Class A common stock subject to possible redemption	$219,421,940
Change in value of Class A common stock subject to possible redemption	$3,407,640
Deferred underwriting fee payable	$8,750,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the investments held in the Trust Account.

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

Following the closing of the Initial Public Offering on January 19, 2021, an amount of $250,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

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

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the U.S. Securities and Exchange Commission’s (the “SEC”) “penny stock” rules). If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to the Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination by January 19, 2023 (the “Combination Period”) and (c) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholder’s rights or pre-business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

The Company is required to complete a Business Combination within the Combination Period. If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as the stockholder (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholder and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $0.7 million in its operating bank accounts and working capital of approximately $0.9 million. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may, but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or at least one year from the date that the financial statements were issued.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10‑Q and Article 8 of Regulation S-X promulgated under the Securities Act. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the information contained in the Company’s Form 10‑K, as filed with the SEC on March 31, 2021. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2021 or for any future periods.

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

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering balance sheet date that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the condensed statement of operations. Offering costs associated with the Class A common stock issued were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Warrant Liabilities

The Company accounts for the Public Warrants (as defined in Note 3) and the Private Placement Warrants (together, with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. The Private Placement Warrants are valued using a Modified Black Scholes Model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant’s quoted market price was used as the fair value as of each relevant date.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2021, the Company had deferred tax assets of approximately $0.1 million, with a full valuation allowance recorded against them. At December 31, 2020, the Company’s deferred tax assets were deemed to be de minimis.

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The change in fair value of the warrant liability is a permanent difference. During the three and six months ended June 30, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for the three and six months ended June 30, 2021 was 0%, which differs from the statutory tax rate mainly due to the start-up costs, which are not currently deductible, and permanent differences.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase a total of 19,500,000 shares of Class A common stock in the calculation of diluted income per share, since the average stock price of the Company’s common stock for the three and six months ended June 30, 2021 was less than the exercise price and therefore, the inclusion of such warrants under the treasury stock method would be anti-dilutive.

The Company’s statement of operations includes a presentation of income per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of any applicable income taxes or franchise taxes, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net income (loss) per share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$6,233	$11,097
Less: Income and Franchise Tax available to be withdrawn from the Trust Account	(6,233)	(11,097)
Redeemable Net Earnings	$—	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	25,000,000	25,000,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$—	$—
Non-Redeemable Class B Common Stock
Numerator: Net (loss) income minus Redeemable Net Earnings
Net (Loss) Income	$(4,865,327)	$2,724,786
Less: Redeemable Net Earnings	—	—
Non-Redeemable Net (Loss) Income	$(4,865,327)	$2,724,786
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	6,250,000	6,166,022
(Loss) Earnings/Basic and Diluted Non-Redeemable Class B Common Stock	$(0.78)	$0.44

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC 820, “Fair Value Measurement,” but excluding the Company’s warrant liabilities, approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature.

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

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 25,000,000 Units, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 3,200,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one- half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 7,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant or $7,000,000 from the Company in a private placement. Each Private Placement Warrant will be exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In October 2020, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. In January 2021, 25,000 Founder Shares were purchased by each of the Company’s three independent directors at a purchase price of $0.004 per share. The independent directors paid $300 in the aggregate for the 75,000 Founder Shares. In January 2021, the Company effected a 0.09 for 1 stock dividend for each share of Class B common stock, resulting in 6,267,500 Founder Shares outstanding. All share and per-share amounts have been retroactively restated to reflect the stock dividend. The Founder Shares included an aggregate of up to 817,500 shares of Class B common stock that were subject to forfeiture. Given the partial exercise of the underwriter’s overallotment, 800,000 Founder Shares are no longer subject to forfeiture and 17,500 Founder Shares were forfeited, resulting in the Founder Shares collectively representing 20% of the Company’s issued and outstanding shares.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30‑trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Administrative Services Agreement

The Company entered into an agreement, commencing on January 13, 2021, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company incurred and paid $30,000 and $53,871 in fees for these services, respectively.

Promissory Note - Related Party

On October 2, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) March 31, 2021 or (ii) the consummation of the Initial Public Offering. As of December 31, 2020, the outstanding balance under the Promissory Note was $100,000, which was repaid at the closing of the Initial Public Offering on January 19, 2021.

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. At June 30, 2021 and December 31, 2020, there were no Working Capital Loans outstanding.

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

The underwriters were paid $0.20 per Unit or $5,000,000 upon the Initial Public Offering and are entitled to a deferred fee of $0.35 per Unit, or $8,750,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 240,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021, there were 2,717,042 shares of Class A common stock issued and outstanding, excluding 22,282,958 shares of Class A common stock subject to possible redemption. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock— The Company is authorized to issue 60,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2020, there were 6,267,500 shares of Class B common stock issued and outstanding. In January 2021, 17,500 Founder Shares were forfeited. Accordingly, at June 30, 2021, there were 6,250,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANT LIABILITIES

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

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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
•

if, and only if, the closing price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

As of June 30, 2021, there were 12,500,000 Public Warrants and 7,000,000 Private Placement Warrants outstanding.  As of December 31, 2020, no warrants were outstanding.

NOTE 9. FAIR VALUE MEASUREMENTS

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

At June 30, 2021, assets held in the Trust Account were comprised of $250,011,097 in money market funds which are invested primarily in U.S. Treasury Securities. Through June 30, 2021, the Company has not withdrawn any of the interest earned on the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	June 30, 2021
Assets:
Investments held in Trust Account	1	250,011,097
Liabilities:
Warrant Liability - Public Warrants	1	9,150,000
Warrant Liability - Private Placement Warrants	3	5,140,800

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021 when the Public Warrants were separately listed and traded amounted to $6,250,000.

The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying June 30, 2021 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Initial measurement on January 19, 2021	$6,593,300	$11,677,500	$18,270,800
Change in fair value	(1,452,500)	(5,427,500)	(6,880,000)
Transfer to Level 1	—	(6,250,000)	(6,250,000)
Fair value as of June 30, 2021	$5,140,800	$—	$5,140,800

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The Company utilized a Monte Carlo simulation model for the initial valuation the Public Warrants. The subsequent measurement of the Public Warrants as of June 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker MONCW. The quoted price of the Public Warrants was $0.73 per warrant as of June 30, 2021. The Private Placement Warrants were valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Company recorded $18,270,800 for the derivative warrant liabilities upon their issuance on January 19, 2021. For the six months ended June 30, 2021, the Company recognized income in its statement of operations resulting from a decrease in fair value of warrant liabilities of $3,980,000, presented as change in fair value of warrant liabilities in the accompanying condensed statement of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as of their measurement dates:

June 30, 2021
Volatility	15.0%
Probability of completing a Business Combination	70.0%
Expected life of the options to convert	4.6
Risk-free rate	0.78%
Dividend yield	0.0%

NOTE 10. SUBSEQUENT EVENTS

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Annual Report on Form 10-K as of and for the fiscal year December 31, 2020, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2021 (“2020 Annual Report”), and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on May 26, 2021 (“Q1 Quarterly Report”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on September 29, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering (as defined below) and the sale of the Private Placement Warrants (as defined below), our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 29, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, our net loss of approximately $4.9 million principally consists of the change in the fair value of our warrant liabilities of approximately $4.5 million, as well as formation and operational costs of approximately $0.3 million.

For the six months ended June 30, 2021, we had net income of approximately $2.7 million, which consists of income of approximately $4.0 million derived from the changes in fair value of the warrant liabilities and interest earned on investments held in the Trust Account of approximately $11 thousand, partially offset by formation and operational costs of approximately $0.6 million and transaction costs associated with the warrant liabilities of approximately $0.7 million.

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

For the six months ended June 30, 2021, cash used in operating activities was approximately $0.7 million. Net income of approximately $2.7 million was principally attributable to non-cash income related to the change in fair value of the warrant liabilities of approximately $4.0 million, partially offset by transaction costs allocated to the warrant liability of approximately $0.7 million. Changes in operating assets and liabilities used approximately $0.1 million of cash for operating activities.

As of June 30, 2021, we had marketable securities of approximately $250.0 million held in a trust account (the “Trust Account”) located in the United States. Such amount will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of June 30, 2021, we had cash of approximately $0.7 million. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

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

Net Income (Loss) Per Common Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding for the period. Net loss per common share, basic and diluted for Class B non-redeemable common stock is calculated by dividing the net income, less income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the periods presented.

Recent Accounting Standards

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, including the standard referenced in the next paragraph, if currently adopted, would have a material effect on our condensed financial statements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that, solely due to the events that led to the Company’s revision of its January 19, 2021 audited balance sheet (the “Revision”) to reclassify the Company’s derivative instruments as liabilities, a material weakness existed and the Company’s disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our Initial Public Offering, as described above. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s 2020 Annual Report and Q1 Quarterly Report with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the 2020 Annual Report and Q1 Quarterly Report, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10‑Q.

No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Bylaws.(2)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a‑14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a‑14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8‑K filed on January 19, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 31, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Monument Circle Acquisition Corp.

Date: August 6, 2021	By:	/s/ Jeffrey H. Smulyan
	Name:	Jeffrey H. Smulyan
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2021	By:	/s/ Ryan A. Hornaday
	Name:	Ryan A. Hornaday
	Title:	Chief Financial Officer
(Principal Financial Officer)