Form 10-Q
period 2021-09-30
Monument Circle Acquisition Corp.
filed 2021-11-12
CIK 1828325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________

FORM 10-Q

___________________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2021

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

As of November 10, 2021, there were 25,000,000 shares of Class A common stock, $0.0001 par value, and 6,250,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

MONUMENT CIRCLE ACQUISITION CORP.

FORM 10‑Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

MONUMENT CIRCLE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$671,567	$34,012
Prepaid expenses	271,855	—
Total current assets	943,422	34,012
Noncurrent assets
Deferred offering costs	—	265,933
Investments held in Trust Account	250,017,399	—
Total noncurrent assets	250,017,399	265,933
Total assets	$250,960,821	$299,945
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$308,237	$3,237
Accrued offering costs	—	175,000
Promissory note- related party	—	100,000
Total current liabilities	308,237	278,237
Noncurrent liabilities
Warrant liabilities	11,139,500	—
Deferred underwriting fee payable	8,750,000	—
Total noncurrent liabilities	19,889,500	—
Total liabilities	20,197,737	278,237
Commitments and contingencies
Class A common stock subject to possible redemption, 25,000,000 shares at $10.00 redemption value at September 30, 2021. No shares issued and outstanding at December 31, 2020	250,000,000	—
Stockholders' (deficit) equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 240,000,000 shares authorized; none issued and outstanding (excluding 25,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 60,000,000 shares authorized; 6,250,000 and 6,267,500 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively (1)	625	627
Additional paid-in capital	—	24,373
Accumulated deficit	(19,237,541)	(3,292)
Total stockholders' (deficit) equity	(19,236,916)	21,708
Total liabilities and stockholders' (deficit) equity	$250,960,821	$299,945

(1)

Shares issued and outstanding as of December 31, 2020 included an aggregate of up to 817,500 shares of Class B common stock that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised.  In January 2021, 17,500 shares of Class B common stock were forfeited following the underwriters’ partial exercise of the over-allotment option (see Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

MONUMENT CIRCLE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
General and administrative expenses	$224,101	$806,946
Loss from operations	$(224,101)	$(806,946)
Other income (expense):
Change in fair value of warrant liabilities	3,151,300	7,131,300
Transaction costs allocated to warrant liabilities	—	(683,466)
Interest earned on investments held in Trust Account	6,302	17,399
Other income, net	3,157,602	6,465,233
Net income	$2,933,501	$5,658,287

Basic weighted average shares outstanding of Class A common stock	25,000,000	23,260,073
Basic net income per common share, Class A common stock	$0.09	$0.19
Basic weighted average shares outstanding of Class B common stock	6,250,000	6,194,322
Basic net income per common share, Class B common stock	$0.09	$0.19

Diluted weighted average shares outstanding of Class A common stock	25,000,000	23,260,073
Diluted net income per common share, Class A common stock	$0.09	$0.19
Diluted weighted average shares outstanding of Class B common stock	6,250,000	6,250,000
Diluted net income per common share, Class B common stock	$0.09	$0.19

The accompanying notes are an integral part of the unaudited condensed financial statements.

MONUMENT CIRCLE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

	Class B Common Stock		Additional Paid- in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
BALANCE, DECEMBER 31, 2020	6,267,500	$627	$24,373	$(3,292)	$21,708
Forfeiture of Founder Shares (1)	(17,500)	(2)	2	—	—
Accretion of Class A common stock to redemption amount	—	—	(24,375)	(24,892,536)	(24,916,911)
Net income	—	—	—	7,590,113	7,590,113
BALANCE, MARCH 31, 2021 (unaudited)	6,250,000	625	—	(17,305,715)	(17,305,090)
Net loss	—	—	—	(4,865,327)	(4,865,327)
BALANCE, JUNE 30, 2021 (unaudited)	6,250,000	625	—	(22,171,042)	(22,170,417)
Net income	—	—	—	2,933,501	2,933,501
BALANCE, SEPTEMBER 30, 2021 (unaudited)	6,250,000	$625	$—	$(19,237,541)	$(19,236,916)

(1)

Shares issued and outstanding as of December 31, 2020 included an aggregate of up to 817,500 shares of Class B common stock that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised.  In January 2021, 17,500 shares of Class B common stock were forfeited following the underwriters’ partial exercise of the over-allotment option (see Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

MONUMENT CIRCLE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,658,287
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(7,131,300)
Transaction costs allocated to warrant liabilities	683,466
Interest earned on investments held in Trust Account	(17,399)
Changes in operating assets and liabilities:
Prepaid expenses	(271,855)
Accounts payable and accrued expenses	305,000
Net cash used in operating activities	(773,801)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment of cash into Trust Account	(250,000,000)
Net cash used in investing activities	(250,000,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Units, net of underwriting discounts paid	245,000,000
Proceeds from sale of Private Placement Warrants	7,000,000
Repayment of promissory note - related party	(100,000)
Payment of offering costs	(488,644)
Net cash provided by financing activities	251,411,356
INCREASE IN CASH	637,555
CASH:
Beginning of period	34,012
End of period	$671,567
Non-cash investing and financing activities
Deferred underwriting fee payable	$8,750,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the investments held in the Trust Account.

The registration statement for the Company’s Initial Public Offering was declared effective on January 13, 2021. On January 19, 2021 the Company consummated the Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), which includes the partial exercise by the underwriter of its over-allotment option in the amount of 3,200,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,000,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Monument Circle Sponsor LLC (the “Sponsor”), generating gross proceeds of $7,000,000, which is described in Note 5.

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

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the U.S. Securities and Exchange Commission’s (the “SEC”) “penny stock” rules). If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $0.7 million in its operating bank accounts and working capital of approximately $0.6 million. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 6). As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may, but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or at least one year from the date that the unaudited condensed financial statements were issued.

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s unaudited condensed financial statements as of and for the quarterly period ended September 30, 2021, management determined it should revise its previously reported financial statements. The Company previously classified a portion of its Class A common stock subject to possible redemption in permanent equity, or stockholders’ equity, equal to the redemption value of $10.00 per Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued IPO Balance Sheet and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also revised its earnings per share calculation to allocate net income pro rata to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The following balance sheet items as of June 30, 2021 were impacted: (i) an increase in Class A common stock subject to possible redemption of $27,170,420, (ii) a decrease in Class A common stock of $272, (iii) a decrease in Additional paid-in capital of $2,277,612, (iv) a decrease in Retained earnings of $24,892,536, and (v) a decrease in Stockholders’ equity of $27,170,420.

The following balance sheet items as of March 31, 2021 were impacted: (i) an increase in Class A common stock subject to possible redemption of $22,305,100, (ii) a decrease in Class A common stock of $223, (iii) a decrease in Retained earnings of $22,304,877, and (vi) a decrease in Stockholders’ equity of $22,305,100.

The following balance sheet items as of January 19, 2021 were impacted: (i) an increase in Class A common stock subject to possible redemption of $30,578,060, (ii) a decrease in Class A common stock of $306, (iii) a decrease in Additional paid-in capital of $5,685,218, (iv) an increase to the Accumulated deficit of $24,892,536, and (v) a decrease in Stockholders’ equity of $30,578,060.

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company had no material activity for the period September 29, 2020 to September 30, 2020 and therefore no comparative information is presented in the accompanying unaudited condensed financial statements.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering balance sheet date that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the unaudited condensed statement of operations. Offering costs associated with the Class A common stock issued were charged to temporary equity upon completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

Warrant Liabilities

The Company accounts for the Public Warrants (as defined in Note 4) and the Private Placement Warrants (together, with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the unaudited condensed statement of operations. The Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. The Private Placement Warrants are valued using a Modified Black Scholes Model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant’s quoted market price was used as the fair value as of each relevant date.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At September 30, 2021, the Company had deferred tax assets of approximately $0.2 million, with a full valuation allowance recorded against them. At December 31, 2020, the Company’s deferred tax assets were deemed to be de minimis.

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The change in fair value of the warrant liability is a permanent difference. During the three and nine months ended September 30, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for the three and nine months ended September 30, 2021 was 0%, which differs from the statutory tax rate mainly due to the start-up costs, which are not currently deductible, and permanent differences.

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating income per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 19,500,000 shares of Class A common shares in the aggregate. The diluted earnings per share calculation includes the shares subject to forfeiture from the first day of the interim period in which the contingency on such shares was resolved.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic net income per common share
Numerator:
Allocation of net income, as adjusted	$2,346,801	$586,700	$4,468,337	$1,189,950
Denominator:
Basic weighted average shares outstanding	25,000,000	6,250,000	23,260,073	6,194,322
Basic net income per common share	$0.09	$0.09	$0.19	$0.19

Diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$2,346,801	$586,700	$4,459,907	$1,198,380
Denominator:
Diluted weighted average shares outstanding	25,000,000	6,250,000	23,260,073	6,250,000
Diluted net income per common share	$0.09	$0.09	$0.19	$0.19

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC 820, “Fair Value Measurement,” excluding the Company’s warrant liabilities, approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature.

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 25,000,000 Units, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 3,200,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 10).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 7,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant or $7,000,000 from the Company in a private placement. Each Private Placement Warrant will be exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 10). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

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

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Administrative Services Agreement

The Company entered into an agreement, commencing on January 13, 2021, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $83,871 in fees for these services, respectively. These amounts were paid during the period they were incurred.

Promissory Note - Related Party

On October 2, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) March 31, 2021 or (ii) the consummation of the Initial Public Offering. As of December 31, 2020, the outstanding balance under the Promissory Note was $100,000, which was repaid at the closing of the Initial Public Offering on January 19, 2021, and is no longer available to the Company.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. At September 30, 2021 and December 31, 2020, there were no Working Capital Loans outstanding.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 global pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, its results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

NOTE 8. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. Pursuant to the amended and restated certificate of incorporation, the Company is authorized to issue 240,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 25,000,000 shares of Class A common stock outstanding, all of which were subject to possible redemption. As of December 31, 2020, there were no shares of Class A common stock issued and outstanding.

As of September 30, 2021, the Class A common stock subject to possible redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Initial value of public warrant liability	(18,270,800)
Class A common stock offering costs	(13,646,111)
Plus:
Accretion of Class A common stock subject to redemption value	31,916,911
Class A common stock subject to possible redemption	$250,000,000

NOTE 9. STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 240,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021, there were 25,000,000 shares of Class A common stock issued and outstanding and all shares of Class A common stock were subject to possible redemption and included in temporary equity (see Note 8). As of December 31, 2020, there were no shares of Class A common stock issued and outstanding.

Class B Common Stock— The Company is authorized to issue 60,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2020, there were 6,267,500 shares of Class B common stock issued and outstanding. In January 2021, 17,500 Founder Shares were forfeited. Accordingly, at September 30, 2021, there were 6,250,000 shares of Class B common stock issued and outstanding.

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

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

NOTE 10. WARRANT LIABILITIES

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

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

As of September 30, 2021, there were 12,500,000 Public Warrants and 7,000,000 Private Placement Warrants outstanding.  As of December 31, 2020, no warrants were outstanding.

NOTE 11. FAIR VALUE MEASUREMENTS

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

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

At September 30, 2021, assets held in the Trust Account were comprised of $250,017,399 in money market funds which are invested primarily in U.S. Treasury Securities. Through September 30, 2021, the Company has not withdrawn any of the interest earned on the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	September 30, 2021
Assets:
Investments held in Trust Account	1	$250,017,399
Liabilities:
Warrant Liability - Public Warrants	1	$7,125,000
Warrant Liability - Private Placement Warrants	3	$4,014,500

There were no assets or liabilities measured at fair value on a recurring basis at December 31, 2020. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021 when the Public Warrants were separately listed and traded amounted to $6,250,000.

The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying September 30, 2021 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed statement of operations.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Initial measurement on January 19, 2021	$6,593,300	$11,677,500	$18,270,800
Change in fair value	(2,578,800)	(5,427,500)	(8,006,300)
Transfer to Level 1	—	(6,250,000)	(6,250,000)
Fair value as of September 30, 2021	$4,014,500	$—	$4,014,500

The Company utilized a Monte Carlo simulation model for the initial valuation the Public Warrants. The subsequent measurement of the Public Warrants as of September 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker MONCW. The quoted price of the Public Warrants was $0.57 per warrant as of September 30, 2021. The Private Placement Warrants were valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Company recorded $18,270,800 for the derivative warrant liabilities upon their issuance on January 19, 2021. For the nine months ended September 30, 2021, the Company recognized income in its unaudited condensed statement of operations resulting from a decrease in fair value of warrant liabilities of $7,131,300, presented as change in fair value of warrant liabilities in the accompanying unaudited condensed statement of operations.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The primary unobservable input of the Modified Black Scholes Option Pricing Model utilized to determine the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of January 19, 2021 was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. A Monte Carlo simulation methodology was used in estimating the fair value of the Public Warrants as of January 19, 2021, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the Warrants. The dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the Warrants.

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The following table provides quantitative information regarding Level 3 fair value measurements inputs as of their measurement dates:

September 30, 2021
Volatility	13.0%
Probability of completing a Business Combination	70.0%
Expected life of the options to convert	4.3
Risk-free rate	0.83%
Dividend yield	0.0%

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Annual Report on Form 10-K as of and for the fiscal year December 31, 2020, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2021 (“2020 Annual Report”), the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on May 26, 2021 (“Q1 Quarterly Report”) and the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the SEC on August 6, 2021 (“Q2 Quarterly Report”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 29, 2020 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, our net income of approximately $2.9 million principally consists of the change in the fair value of our warrant liabilities of approximately $3.2 million and interest earned on investments held in the Trust Account of approximately $6 thousand, partially offset by general and administrative expenses of approximately $0.2 million.

For the nine months ended September 30, 2021, we had net income of approximately $5.7 million, which consists of income of approximately $7.1 million derived from the changes in fair value of the warrant liabilities and interest earned on investments held in the Trust Account of approximately $17 thousand, partially offset by general and administrative expenses of approximately $0.8 million and transaction costs associated with the warrant liabilities of approximately $0.7 million.

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

For the nine months ended September 30, 2021, cash used in operating activities was approximately $0.8 million. Net income of approximately $5.7 million was principally attributable to non-cash income related to the change in fair value of the warrant liabilities of approximately $7.1 million, partially offset by transaction costs allocated to the warrant liability of approximately $0.7 million. Changes in operating assets and liabilities generated approximately $33 thousand of cash for operating activities.

As of September 30, 2021, we had marketable securities of approximately $250.0 million held in a trust account (the “Trust Account”) located in the United States. Such amount will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of September 30, 2021, we had cash of approximately $0.7 million. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ (deficit) equity section of our balance sheet.

Net Income Per Common Share

Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. We apply the two-class method in calculating income per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from income per common share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, including the standard referenced in the next paragraph, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our unaudited condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of June 30, 2021.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s 2020 Annual Report filed on Form 10-K with the SEC on March 31, 2021 (the “2020 Annual Report”) and our Quarterly Report filed on Form 10-Q with the SEC on May 26, 2021 (the “Q1 10-Q”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the 2020 Annual Report and Q1 10-Q, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

We have not sold any equity securities during the quarter ended September 30, 2021.

Use of Proceeds

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

Of the gross proceeds received from the Initial Public Offering, $245,000,000 was placed in the Trust Account. For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Purchases of Equity Securities

We did not repurchase any shares of our equity securities during the quarter ended September 30, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

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

Monument Circle Acquisition Corp.

Date: November 12, 2021	By:	/s/ Jeffrey H. Smulyan
	Name:	Jeffrey H. Smulyan
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Ryan A. Hornaday
	Name:	Ryan A. Hornaday
	Title:	Chief Financial Officer
(Principal Financial Officer)