Form 10-Q/A
period 2021-09-30
Monument Circle Acquisition Corp.
filed 2021-12-14
CIK 1828325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________

FORM 10-Q/A

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

As of December 3, 2021, there were 25,000,000 shares of Class A common stock, $0.0001 par value, and 6,250,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q/A to “we,” “us,” the “Company” or “our company” are to Monument Circle Acquisition Corp., a Delaware corporation, unless the context otherwise indicates.

Restatement of Notes to Unaudited Condensed Financial Statements

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Form 10-Q/A”) amends the Quarterly Report on Form 10-Q of Monument Circle Acquisition Corp. (the “Company”) as of and for the period ended September 30, 2021, as filed with the U.S. Securities and Exchange Commission (“SEC”) on November 12, 2021 (the “Q3 2021 Form 10-Q”).

On November 12, 2021, the Company filed its Q3 2021 Form 10-Q for the quarterly period ending September 30, 2021, which included in Note 2 to its unaudited condensed financial statements, Revision of Previously Issued Financial Statements (“Note 2”) a revision to the Company’s classification of its Class A common stock subject to possible redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on January 19, 2021. As described in Note 2, upon its IPO, the Company classified a portion of its Class A common stock subject to possible redemption as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company’s management re-evaluated this conclusion and determined that the Class A common stock subject to possible redemption includes certain provisions that require classification of the Class A common stock subject to possible redemption as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, management corrected the error by reclassifying all Class A common stock subject to possible redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company restated its earnings per share calculation to allocate income and losses pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

The Company originally determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its previously issued financial statements in the Q3 2021 Form 10-Q. Upon re-evaluation of the position taken, the Company has restated its previously issued financial statements in this Form 10-Q/A. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. Management concluded that the misstatement was of such magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A common stock subject to possible redemption and change to its presentation of earnings per share is quantitatively material and that it should restate its previously issued financial statements.

Therefore, on December 3, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 26, 2021 and (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 6, 2021 (the “Affected Periods”), should be restated to report all public shares as temporary equity and should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Periods in this Form 10-Q/A. In addition, the Company intends to restate its audited balance sheet as of January 19, 2021, as previously revised in the Company’s Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 26, 2021, in connection with the filing of its Form 10-K for the year ending December 31, 2021.

The changes have no impact on the Company’s cash position and cash held in the trust account established in connection with the IPO.

Internal Control Over Financial Reporting

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4.

Amended Reports

This Form 10-Q/A does not reflect events occurring after the Q3 2021 Form 10-Q’s original filing date of November 12, 2021, and does not modify or update disclosures in the Q3 2021 Form 10-Q’s original filing that may have been affected by subsequent events, except for the effects of the restatement described in Note 2 of Notes to Unaudited Condensed Financial Statements included in Part I, Item 1. Financial Statements. Other disclosures not affected by the restatement are unchanged and reflect the disclosures made at the time of original filing.

This Form 10-Q/A reflects amendments to the following items:

•	Part I, Item 1 – Financial Statements
•	Part I, Item 4- Controls and Procedures
•	Part II, Item 6- Exhibits

The Company's Chief Executive Officer and Chief Financial Officer are providing currently dated certifications in connection with this Form 10-Q/A. See Exhibits 31.1 and 32.1

MONUMENT CIRCLE ACQUISITION CORP.

FORM 10‑Q/A FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

MONUMENT CIRCLE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$671,567	$34,012
Prepaid expenses	271,855	—
Total current assets	943,422	34,012
Noncurrent assets
Deferred offering costs	—	265,933
Investments held in Trust Account	250,017,399	—
Total noncurrent assets	250,017,399	265,933
Total assets	$250,960,821	$299,945
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$308,237	$3,237
Accrued offering costs	—	175,000
Promissory note- related party	—	100,000
Total current liabilities	308,237	278,237
Noncurrent liabilities
Warrant liabilities	11,139,500	—
Deferred underwriting fee payable	8,750,000	—
Total noncurrent liabilities	19,889,500	—
Total liabilities	20,197,737	278,237
Commitments and contingencies
Class A common stock subject to possible redemption, 25,000,000 shares at $10.00 redemption value at September 30, 2021. No shares issued and outstanding at December 31, 2020	250,000,000	—
Stockholders' (deficit) equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 240,000,000 shares authorized; none issued and outstanding (excluding 25,000,000 and 0 shares subject to possible redemption at September 30, 2021 and December 31, 2020, respectively)	—	—
Class B common stock, $0.0001 par value; 60,000,000 shares authorized; 6,250,000 and 6,267,500 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively (1)	625	627
Additional paid-in capital	—	24,373
Accumulated deficit	(19,237,541)	(3,292)
Total stockholders' (deficit) equity	(19,236,916)	21,708
Total liabilities and stockholders' (deficit) equity	$250,960,821	$299,945

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

MONUMENT CIRCLE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

	Class B Common Stock		Additional Paid- in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
BALANCE, DECEMBER 31, 2020	6,267,500	$627	$24,373	$(3,292)	$21,708
Forfeiture of Founder Shares (1)	(17,500)	(2)	2	—	—
Accretion of Class A common stock to redemption amount	—	—	(24,375)	(24,892,536)	(24,916,911)
Net income	—	—	—	7,590,113	7,590,113
BALANCE, MARCH 31, 2021 (unaudited) (as restated)	6,250,000	625	—	(17,305,715)	(17,305,090)
Net loss	—	—	—	(4,865,327)	(4,865,327)
BALANCE, JUNE 30, 2021 (unaudited) (as restated)	6,250,000	625	—	(22,171,042)	(22,170,417)
Net income	—	—	—	2,933,501	2,933,501
BALANCE, SEPTEMBER 30, 2021 (unaudited)	6,250,000	$625	$—	$(19,237,541)	$(19,236,916)

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A common stock subject to possible redemption in temporary equity. The Company previously classified a portion of its Class A common stock subject to possible redemption in permanent equity, or stockholders’ equity, equal to the redemption value of $10.00 per Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. However, management has determined that the Class A common stock issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. In accordance with guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to possible redemption to be classified outside of permanent equity. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to its redemption value. As a result, management has noted an error in previously issued financial statements related to the classification of temporary equity and permanent equity. Correction of this error results in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Quarterly Reports on Form 10-Qs for the quarterly periods ended March 31, 2021 and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A common stock subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering, as well as to reflect the changes in its earnings per share. As such, the Company is reporting these restatements to the Affected Quarterly Periods in this Form 10-Q/A.

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The impact of the restatement on the Affected Quarterly Periods is presented below.

Condensed Balance Sheet as of March 31, 2021 (unaudited)	As previously reported	Adjustment	Revised
Class A common stock subject to possible redemption	$227,694,900	$22,305,100	$250,000,000
Class A common stock	223	(223)	—
Retained earnings (accumulated deficit)	4,999,162	(22,304,877)	(17,305,715)
Total Shareholders' Equity (Deficit)	$5,000,010	$(22,305,100)	$(17,305,090)
Condensed Balance Sheet as of June 30, 2021 (unaudited)
Class A common stock subject to possible redemption	$222,829,580	$27,170,420	$250,000,000
Class A common stock	272	(272)	—
Additional paid in capital	2,277,612	(2,277,612)	—
Retained earnings (accumulated deficit)	2,721,494	(24,892,536)	(22,171,042)
Total Shareholders' Equity (Deficit)	$5,000,003	$(27,170,420)	$(22,170,417)
Condensed Statement of Cash Flows for the three months ended March 31, 2021 (unaudited)
Non-cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$219,421,940	$(219,421,940)	—
Change in value of Class A common stock subject to possible redemption	$8,272,960	$(8,272,960)	—
Condensed Statement of Cash Flows for the six months ended June 30, 2021 (unaudited)
Non-cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$219,421,940	$(219,421,940)	—
Change in value of Class A common stock subject to possible redemption	$3,407,640	$(3,407,640)	—

The Company’s unaudited condensed statements of stockholders’ equity has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the Affected Quarterly Periods:

Earnings per share for Class A common stock	As previously reported	Adjustment	Revised
For the three months ended March 31, 2021 (unaudited)
Net income	$7,590,113	—	$7,590,113
Basic weighted average shares outstanding	25,000,000	(5,277,778)	19,722,222
Basic net income per share	$—	$0.24	$0.29
Diluted weighted shares outstanding	25,000,000	(5,277,778)	19,722,222
Diluted net income per share	$—	$0.24	$0.29
For the three months ended June 30, 2021 (unaudited)
Net loss	(4,865,327)	—	(4,865,327)
Basic weighted average shares outstanding	25,000,000	—	25,000,000
Basic net loss per share	$—	$(0.16)	$(0.16)
Diluted weighted shares outstanding	25,000,000	—	25,000,000
Diluted net loss per share	$—	$(0.16)	$(0.16)
For the six months ended June 30, 2021 (unaudited)
Net income	2,724,786	—	2,724,786
Basic weighted average shares outstanding	25,000,000	(2,624,309)	22,375,691
Basic net income per share	$—	$0.09	$0.10
Diluted weighted shares outstanding	25,000,000	(2,624,309)	22,375,691
Diluted net income per share	$—	$0.09	$0.10

Earnings per share for Class B common stock	As previously reported	Adjustment	Revised
For the three months ended March 31, 2021 (unaudited)
Net income	$7,590,113	—	$7,590,113
Basic weighted average shares outstanding	6,081,111	—	6,081,111
Basic net income per share	$1.25	$(0.96)	$0.29
Diluted weighted shares outstanding	6,081,111	168,889	6,250,000
Diluted net income per share	$1.25	$(0.96)	$0.29
For the three months ended June 30, 2021 (unaudited)
Net income	(4,865,327)	—	(4,865,327)
Basic weighted average shares outstanding	6,250,000	—	6,250,000
Basic net loss per share	$(0.78)	$0.62	$(0.16)
Diluted weighted shares outstanding	6,250,000	—	6,250,000
Diluted net loss per share	$(0.78)	$0.62	$(0.16)
For the six months ended June 30, 2021 (unaudited)
Net income	2,724,786	—	2,724,786
Basic weighted average shares outstanding	6,166,022	—	6,166,022
Basic net income per share	$0.44	$(0.34)	$0.10
Diluted weighted shares outstanding	6,166,022	83,978	6,250,000
Diluted net income per share	$0.44	$(0.34)	$0.10

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to possible redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s condensed balance sheet.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method views the end of the reporting period as if it was also the redemption date for the security.

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

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, except for the restatement discussed in Note 2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this quarterly report on Form 10-Q/A (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Monument Circle Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Monument Circle Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to possible redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ (deficit) equity section of our balance sheet.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method views the end of the reporting period as if it was also the redemption date for the security.

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

Item 4. Controls and Procedures

Restatement Background

In preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A common stock subject to possible redemption in temporary equity. The Company previously classified a portion of its Class A common stock subject to possible redemption in permanent equity, or stockholders’ equity, equal to the redemption value of $10.00 per Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. However, management has determined that the Class A common stock issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. In accordance with guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to possible redemption to be classified outside of permanent equity. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to its redemption value. As a result, management has noted an error in previously issued financial statements related to the classification of temporary equity and permanent equity. Correction of this error results in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

On December 3, 2021, the Company’s management and the Audit Committee concluded that the Company’s previously issued financial statements for the Affected Periods, in each case, should be restated to classify all of the Class A common stock subject to possible redemption as temporary equity and should no longer be relied upon. As a result, the Company is restating its financial statements for the Affected Periods in this Form 10-Q/A.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that, solely due to the events that led to this Amendment, a material weakness existed related to our accounting for complex financial instruments and the Company’s disclosure controls and procedures were not effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and enhanced our review process for complex securities and related accounting standards. Furthermore, we have identified third-party professionals with the requisite experience and training to supplement and consult with our existing accounting professionals regarding complex accounting issues.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s 2020 Annual Report filed on Form 10-K with the SEC on March 31, 2021 (the “2020 Annual Report”) and our Quarterly Report filed on Form 10-Q with the SEC on May 26, 2021 (the “Q1 2021 10-Q”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the 2020 Annual Report and Q1 2021 10-Q, except for the below:

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As a result of the conclusion to restate our previously issued financial statements, our management and our audit committee concluded that, in light of the restatement, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. While we have implemented certain remediation steps to address this material weakness, as discussed above, we continue to evaluate the need for additional remedial actions. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

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

Monument Circle Acquisition Corp.

Date: December 14, 2021	By:	/s/ Jeffrey H. Smulyan
	Name:	Jeffrey H. Smulyan
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: December 14, 2021	By:	/s/ Ryan A. Hornaday
	Name:	Ryan A. Hornaday
	Title:	Chief Financial Officer
(Principal Financial Officer)