Form 10-K
period 2021-12-31
Monument Circle Acquisition Corp.
filed 2022-03-31
CIK 1828325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 001-39876

Monument Circle Acquisition Corp.

(Exact name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	85-3252655 (I.R.S. Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☒
		Emerging growth company	☒

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

The Registrant’s Units began trading on Nasdaq Capital Market (“Nasdaq”) on January 14, 2021 and the Registrant’s shares of Class A common stock began separate trading on Nasdaq on March 12, 2021. The aggregate market value of the Registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant at June 30, 2021, was $242,250,000.

As of March 22, 2022, there were 25,000,000 shares of Class A common stock, $0.0001 par value, and 6,250,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report (the “annual report”) includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this annual report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this annual report may include, for example, statements about:

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

Our management team is led by Jeffrey H. Smulyan, our Chairman and Chief Executive Officer, and Patrick M. Walsh, our President and Chief Operating Officer.

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

Our executive offices are located at One EMMIS Plaza, 40 Monument Circle, Suite 700, Indianapolis, IN 46204 and our telephone number is (317) 266-0100. Our corporate website address is https://www.monumentcircleacquisition.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this annual report. You should not rely on any such information in making your decision whether to invest in our securities.

Company History

In October 2020, our sponsor purchased an aggregate of 5,750,000 Class B common stock for an aggregate purchase price of $25,000, or approximately $0.004 per share. In January 2021, each of our three independent directors purchased 25,000 shares of Class B common stock from our sponsor. In January 2021, we effected a 0.09 for 1 stock dividend for each share of Class B common stock for each outstanding share of Class B common stock, resulting in our initial stockholders holding an aggregate of 6,267,500 shares of Class B common stock. All share and per-share amounts have been retroactively restated to reflect the stock dividend. The number of shares of Class B common stock issued was determined based on the expectation that the shares of Class B common stock would represent 20% of the outstanding shares of our Class A common stock and our Class B common stock (collectively, our “common stock”) upon completion of the initial public offering (the “IPO”). Prior to the completion of the IPO, up to 817,500 shares were subject to forfeiture. At closing, the underwriters partially exercised their over-allotment option. Accordingly, following the completion of the IPO, our sponsor forfeited 17,500 shares resulting in our initial stockholders holding an aggregate amount of 6,250,000 shares of Class B common stock.

On January 19, 2021 we consummated the IPO of 25,000,000 units at a price of $10.00 per unit (the “units”), generating gross proceeds of $250,000,000. Each unit consists of one of the company’s share of Class A common stock, par value $0.0001 per share, and one-half of one warrant. Each whole warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments.

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

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account). We refer to this as the 80% of net assets test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of The Financial Industry Regulatory Authority, Inc., (“FINRA”), or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that we will not do so. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

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

Financial Position

As of December 31, 2021, we have funds available for a business combination in the amount of approximately $241,900,000, assuming no redemptions and after payment of up to $8,750,000 of deferred underwriting fees, offering a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the sale of the private placement warrants, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

Redemption Rights for Public Stockholders in Connection with Our Initial Business Combination

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

Our public stockholders will be entitled to receive funds from the trust account only in the event of the redemption of our public shares if we do not complete our initial business combination within the completion window, if they redeem their respective shares for cash in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance and timing of our obligation to redeem 100% of our public shares, or if they redeem their respective shares for cash in connection with our initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with our initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

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

Human Capital Management

We currently have five executive officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period to our company will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

Our units, Class A common stock and warrants are registered under the Exchange Act. Therefore, we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. The SEC maintains an internet site at https://www.sec.gov that contains such reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accounting firm.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to United States generally accepted accounting principles (“GAAP”) or international financial reporting standards as promulgated by the international accounting standards board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards to the Public Company Accounting Oversight Board (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the completion window. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer an emerging growth company will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following January 19, 2026, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date hereof.

Item 1A.Risk Factors.

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
•

provisions in our amended and restated certificate of incorporation and Delaware law that may have the effect of inhibiting a takeover of us and discouraging lawsuits against our directors and officers;

•

our ability to raise additional funds to alleviate liquidity needs or to complete a business combination by January 19, 2023, which may result in the company ceasing all operations except for the purpose of liquidating which may raise substantial doubt about the our ability to continue as a going concern; and

•	we have identified a material weakness in our internal controls relating to the accounting for our Class A common stock subject to possible redemption.

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

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the completion window, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through potential loans from certain of our affiliates and other means are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

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

As of December 31, 2021, $607,255 is available to us outside the trust account to fund our working capital requirements. In addition, our sponsor, an affiliate of our sponsor or our officers and directors may, but none of them is obligated to, loan us funds as may be required to fund our working capital requirements. Based upon current interest rates, we expect the trust account to generate approximately $25,000 of interest annually (assuming an interest rate of 0.01% per year); however, we can provide no assurances regarding this amount. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their respective affiliates is under any obligation or other duty to loan funds to us in such circumstances. Any such loans would be repaid only from funds held outside the trust account or from funds released to us in connection with our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public stockholders may receive only $10.00 per share, or less in certain circumstances, and our warrants will expire worthless. Please see “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

Because we are neither limited to evaluating target businesses in a particular industry nor have we publicly disclosed any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a business combination with an operating company in any industry or sector. However, we are not, under our amended and restated certificate of incorporation, permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Until we publicly disclose a specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity.

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

We will consider a business combination in sectors which may be outside of our management’s areas of expertise if such business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this annual report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 240,000,000 shares of Class A common stock, par value $0.0001 per share, and 60,000,000 shares of Class B common stock, par value $0.0001 per share and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There are 215,000,000 and 53,750,000 authorized but unissued shares of Class A and Class B common stock, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants. Shares of Class B common stock are automatically convertible into shares of our Class A common stock at the time of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein. There are no shares of preferred stock issued and outstanding.

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

Although we initially believed that the net proceeds of the IPO and the sale of the private placement warrants would be sufficient to allow us to complete our initial business combination, because we have not yet consummated a business combination we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the IPO and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the novel coronavirus (“COVID-19”) outbreak.

On March 11, 2020, the World Health Organization officially declared the outbreak of the COVID-19 a “pandemic.” Significant outbreaks of COVID-19 and other infectious diseases could result in widespread health crises that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, including any variants, and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19, including any variants, or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Risks Relating to Our Securities

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A common stock and warrants are listed on Nasdaq. Although after giving effect to the IPO we met the minimum initial listing standards set forth in Nasdaq listing standards, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum average global market capitalization and a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements. Which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units and our Class A common stock and warrants are listed on Nasdaq, our units, Class A common stock and warrants qualify as covered securities under such statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the IPO and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we are deemed to be a “blank check” company under the U.S. securities laws. However, because have net tangible assets in excess of $5,000,000 and filed a Current Report on Form 8-K, including an audited balance sheet of our company demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the IPO were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of our initial business combination.

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

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in the IPO, our initial stockholders and their permitted transferees can demand that we register the resale of their shares of Class B common stock after those shares convert to shares of our Class A common stock at the time of our initial business combination. In addition, our sponsor and its permitted transferees can demand that we register the resale of the private placement warrants and the shares of Class A common stock issuable upon exercise of the private placement warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to complete. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the common stock owned by our initial stockholders or their permitted transferees, the private placement warrants owned by our sponsor, or the warrants issued in connection with working capital loans are registered for resale.

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

Upon the closing of the IPO, our initial stockholders owned 20% of our outstanding common stock. In addition, the shares of Class B common stock, all of which are held by our initial stockholders, entitle the holders to elect all of our directors prior to the consummation of our initial business combination. Holders of our public shares have no right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended by a majority of at least 90% of our common stock voting at a stockholder meeting. As a result, you will not have any influence over the election of directors prior to our initial business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls for the fiscal year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes- Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.

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

Our public warrants, our private placement warrants and any warrants issued to our sponsor upon conversion of loans will be accounted for as a liability and any change in value will be required to be reflected in quarterly and annual financial statements, which may have an adverse effect on the market price of our shares of Class A common stock or may make it more difficult for us to consummate an initial business combination.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC (the “SEC Staff”) issued together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies” (the “Staff Statement”). In the Staff Statement, the SEC Staff expressed its view that certain terms and conditions included in units and private placement warrants may result in the classification of these financial instruments as a liability as opposed to equity. We reviewed the Staff Statement and have been accounting for the 19,500,000 warrants issued in connection with our IPO (including the 12,500,000 public warrants and 7,000,000 private placement warrants) and any Warrants issued to our Sponsor upon conversion of loans in accordance with the guidance contained in ASC 815-40 “Derivatives and Hedging — Contracts in Entity’s Own Equity” (ASC 815-40). Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in our statement of operations and therefore our reported earnings. The impact of changes in fair value on earnings may have an adverse effect on the market price of our shares of Class A common stock. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2021 solely related to our accounting for complex accounting issues. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As a result of the conclusion to restate our previously issued financial statements, our management and our audit committee concluded that, in light of the restatement, we identified a material weakness in our internal controls over financial reporting, solely relating to our accounting for complex accounting issues.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. While we have implemented certain remediation steps to address this material weakness, we continue to evaluate the need for additional remedial actions. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weakness in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We, and following our initial business combination, the post-business combination company, may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of the material weakness in our internal control over financial reporting described above, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this annual report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete an initial business combination.

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

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination, as we do not expect that any of our key personnel will remain with us after the completion of our initial business combination. The determination as to whether any of our key personnel will remain with us will be made in connection with our initial business combination.

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

In particular, affiliates of our sponsor, our directors and our officers have invested, and may in the future invest, in a broad array of sectors, including those in which our company may invest. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates. Please see “Item 1. Business — Certain Potential Conflicts of Interest” for additional information.

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

In October 2020, our sponsor purchased an aggregate of 5,750,000 shares of Class B common stock for an aggregate purchase price of $25,000, or approximately $0.004 per share. The number of shares of class B common stock issued was determined based on the expectation that the shares of Class B common stock would represent 20% of the outstanding shares of common stock upon the completion of the IPO. In January 2021, each of our three independent directors purchased 25,000 shares of Class B common stock from our sponsor. In January 2021, we effected 0.09 for 1 stock dividend for each share of Class B common stock for each outstanding share of Class B common stock, resulting in our initial stockholders holding an aggregate of 6,267,500 shares of Class B common stock. Prior to the completion of the IPO, up to 817,500 shares were subject to forfeiture. At closing, the underwriters partially exercised their over-allotment option. Accordingly, following the completion of the IPO, our sponsor forfeited 17,500 shares, resulting in our initial stockholders holding an aggregate amount of 6,250,000 shares of Class B common stock. The shares of Class B common stock will be worthless if we do not complete an initial business combination.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;
•	rules and regulations regarding currency redemption;
•	complex corporate withholding taxes on individuals;
•	laws governing the manner in which future business combinations may be effected;
•	tariffs and trade barriers;
•	regulations related to customs and import/export matters;
•	longer payment cycles;
•	tax consequences;
•	currency fluctuations and exchange controls;
•	rates of inflation;
•	challenges in collecting accounts receivable;
•	cultural and language differences;
•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars, including the conflict in Ukraine and the surrounding region;
•	deterioration of political relations with the United States;
•	obligatory military service by personnel; and
•	government appropriation of assets.

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

Our management concluded that there is substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2021, the company had $607,255 in its operating bank accounts and $250,023,702 in securities held in the trust account to be used for a business combination or to repurchase or redeem its common stock in connection therewith. As of December 31, 2021, approximately $23,702 of the amount on deposit in the trust account represented interest income, which is available to pay the company’s tax obligations. If the company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a business combination. The company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Further, our plans to raise capital and to consummate our initial business combination may not be successful. Additionally, management has determined that the liquidity condition and mandatory liquidation and subsequent dissolution, should the company be unable to complete a business combination, also raises substantial doubt about the company’s ability to continue as a going concern through January 19, 2023, the scheduled liquidation date of the company if it does not complete a business combination prior to such date. These factors raise substantial doubt about our ability to continue as a going concern through our liquidation date. The financial statements contained elsewhere in this annual report do not include any adjustments that might result from our inability to consummate a business combination or our inability to continue as a going concern.

Item 1B.Unresolved Staff Comments.

None.

Item 2.Properties.

We currently maintain our executive offices at One EMMIS Plaza, 40 Monument Circle, Suite 700, Indianapolis, IN 46204. The cost for this space is included in the $10,000 per month fee that we pay an affiliate of our sponsor for office space, administrative and support services.

Item 3.Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4.Mine Safety Disclosures.

None.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our units, Class A common stock and warrants are traded on Nasdaq under the symbols “MONCU”, “MON” and “MONCW”, respectively.

Holders

Although there are a larger number of beneficial owners, at March 31, 2022, there was one holder of record of our units, one holder of record of our separately traded common stock and two holders of record of our separately traded warrants.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On January 19, 2021, we consummated the initial public offering of 25,000,000 units, which includes the partial exercise by the underwriters of their over-allotment option of 3,200,000 units. The units sold in the initial public offering, including pursuant to the over-allotment option, were sold at an offering price of $10.00 per unit, generating total gross proceeds of $250,000,000. Cantor Fitzgerald & Co. and Moelis & Company LLC served as joint book-running managers of the initial public offering. The securities in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-251627 and 333-252095). The Securities and Exchange Commission declared the registration statements effective on January 15, 2021.

We incurred a total of $14,329,577 in underwriting discounts and commissions and $579,577 for other costs and expenses related to the initial public offering. The underwriters agreed to defer up to $8,750,000 of the underwriting discounts and commissions.

Of the $250,000,000 of gross proceeds received from the initial public offering, $245,000,000 was placed in the trust account and $5,000,000 was used to pay underwriting discounts and commissions. For a description of the use of the proceeds generated in our initial public offering, see Part II, Item 7 of this annual report. Simultaneously with the closing of the initial public offering, the company consummated the sale of 7,000,000 warrants at a price of $1.00 per private placement warrant in a private placement to the sponsor, generating gross proceeds of $7,000,000, $5,000,000 of which was placed into the trust account.

We did not repurchase any shares of our equity securities during the quarter ended December 31, 2021.

Item 6.[Reserved.]

Not required.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this annual report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2021 were organizational activities and those necessary to prepare for the initial public offering, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on investments held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had net income of $6,533,337, which consisted of income of $8,323,195 derived from the changes in fair value of the warrant liabilities and $23,702 of interest earned on investments held in the trust account, partially offset by general and administrative expenses of $1,130,094 and IPO-related transaction costs associated with the warrant liabilities of $683,466.

For the period from September 29, 2020 (inception) through December 31, 2020, we had a net loss of $3,292, which consisted of formation and operating expenses.

Liquidity and Capital Resources

Until the consummation of the initial public offering, our only source of liquidity was an initial purchase of common stock by the sponsor and a loan from the sponsor.

On January 19, 2021, we consummated the initial public offering of 25,000,000 units, at a price of $10.00 per unit, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 3,200,000 units, at a price of $10.00 per unit, generating gross proceeds of $250,000,000. Simultaneously with the closing of the initial public offering, the company consummated the sale of 7,000,000 warrants at a price of $1.00 per private placement warrant in a private placement to the sponsor, generating gross proceeds of $7,000,000.

Following the initial public offering, the partial exercise of the over-allotment option, and the sale of the private placement warrants, a total of $250,000,000 was placed in the trust account. We incurred $14,329,577 in transaction costs, including $5,000,000 of cash underwriting fees, $8,750,000 of deferred underwriting fees and $579,577 of other offering costs.

As of December 31, 2020, the outstanding balance under the loan from the sponsor was $100,000, which was repaid at the closing of the initial public offering on January 19, 2021. There were no amounts outstanding at December 31, 2021.

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

Cash flows used in operating activities were $838,113 for the year ended December 31, 2021, attributable to working capital changes due to payment of general and administrative expenses.

As of December 31, 2021, we had cash of $607,255. Until the consummation of a business combination, the company will be using the funds not held in the trust account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the business combination. The company expects that it will need to raise additional capital through loans or additional investments from the sponsor or its stockholders, officers, directors, or third parties. The company’s officers and directors and the sponsor may, but are not obligated to (except as described above), loan the company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the company’s working capital needs. If the company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements.

In connection with the company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the company be unable to complete a business combination, also raises substantial doubt about the company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the company be required to liquidate after January 19, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below and an agreement to pay an affiliate of the sponsor a monthly fee of $10,000 for office space, secretarial, and administrative support services.

We began incurring these fees on January 13, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination or our liquidation.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to possible redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ (deficit) equity section of our balance sheet.

Under ASC 480-10-S99, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method views the end of the reporting period as if it was also the redemption date for the security.

Immediately upon the closing of the initial public offering, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

Warrant Liabilities

We account for the warrants in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The public warrants for periods where no observable traded price was available and the private placement warrants are valued using a Monte Carlo Simulation. For periods subsequent to the detachment of the public warrants from the units, the public warrant’s quoted market price was used as the fair value as of each relevant date.

Net (Loss) Income Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the trust account, have been invested in government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the company. Due to the short term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.Financial Statements and Supplementary Data

This information appears following Item 15 of this annual report and is included herein by reference.

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the company’s principal executive officer and principal financial officer have concluded that, due to the events that led to the amendment described in “Note 2— Restatement of Previously Issued Financial Statements”, a material weakness existed solely due to our accounting for our Class A common stock subject to possible redemption at the closing of our initial public offering and associated restatement. Therefore the company’s disclosure controls and procedures were not effective.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2021.

In connection with the restatement of our financial statements included in this annual report, our management, including our principal executive and financial officers, have evaluated the effectiveness of our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of December 31, 2021 because of a material weakness in our internal control over financial reporting described below related to the accounting for a significant and unusual transaction related to the accounting for Class A common stock subject to possible redemption. Notwithstanding the material weakness described below, our management has concluded that our audited financial statements are fairly stated in all material respects in accordance with GAAP for each of the periods presented herein.

In connection with the restatement described in “Note 2— Restatement of Previously Issued Financial Statements” to the accompanying financial statements, management identified a material weakness in our internal control over financial reporting related to the accounting for Class A common stock subject to possible redemption. This material weakness resulted in a material misstatement of Class A common stock subject to possible redemption, Class A common stock, additional paid-in capital and retained earnings (deficit) as of January 19, 2021.

This annual report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Item 9B.Other Information.

None.

Item 9C.Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
Jeffrey H. Smulyan	74	Chairman and Chief Executive Officer
Patrick M. Walsh	54	President, Chief Operating Officer and Director
Ryan A. Hornaday	48	Executive Vice President, Chief Financial Officer and Treasurer
J. Scott Enright	59	Executive Vice President, General Counsel and Secretary
Thomas J. “Chase” Rupe	39	Senior Vice President, Strategy and Corporate Development
Stanley P. Gold	79	Director
Stephen Goldsmith	75	Director
Traug Keller	62	Director

Jeffrey H. Smulyan is our Chairman and Chief Executive Officer. He founded and has been the Chairman of the Board and Chief Executive Officer of Emmis Communications, a diversified operating company of media and technology businesses since 1979. He also serves on the board of directors of MediaCo Holding, a recent Nasdaq-listed spin off from Emmis Communications. As principal owner, he led a group that purchased the Seattle Mariners baseball team in 1989. In his role at Emmis Communications, Mr. Smulyan built a global portfolio of media assets by acquiring 38 large market radio stations and 16 television stations during domestic deregulation of media ownership limits. Mr. Smulyan built the world’s first all-sports radio station at WFAN, New York, multicultural media icons, Power 106 in Los Angeles and Hot 97 in New York, and the groundbreaking hip hop music festival, Summer Jam. Mr. Smulyan currently serves on the board of an organization charged with courting and overseeing major sports events hosted in Indianapolis, including the 2024 NBA All Star Game, and played an important role on the Super Bowl XLVI executive committee. He is a former director of the National Association of Broadcasters, former chair of the Radio Advertising Bureau, past chair of the Central Indiana Corporate Partnership, and a member of numerous civic boards and committees. Mr. Smulyan is a cum laude graduate of the University of Southern California with a Bachelor of Arts in history and telecommunications. He earned a J.D. from the USC Gould School of Law. Mr. Smulyan continues to serve on the USC Board of Trustees, and the PAC12 Advisory Committee. Mr. Smulyan is well qualified to serve as a director due to his extensive media and technology experience.

Patrick M. Walsh is our President, Chief Operating Officer and a member of our board of directors. He is President, Chief Operating Officer, and sits on the board of directors at Emmis Communications. Mr. Walsh also serves on the board of directors of MediaCo Holding, a recent Nasdaq-listed spin off of Emmis Communications. Mr. Walsh is currently a Director of Radio Advertising Bureau and Radio Music License Committee. Mr. Walsh recently completed six year terms as a director of National Association of Broadcasters including serving as its Vice Chairman, Alumni Board of Governors at the Ross School of Business Administration at the University of Michigan, and Indianapolis 500 Festival. Prior to joining Emmis Communications, Mr. Walsh was Senior Vice President and Chief Financial Officer at iBiquity Digital (now Xperi Corporation), the developer and licenser of HD Radio technology. Mr. Walsh was instrumental in raising more than $300 million in private equity for this high tech company and assisted in building out the company’s intellectual property licensing business working closely with end customers in the consumer electronics, semiconductor and automotive industries. Earlier in his career, Mr. Walsh was a management consultant at McKinsey & Company serving many of the world’s leading financial institutions, technology firms, automakers and energy companies in a variety of CEO-agenda projects. His previous management experience includes roles at General Motors and Deloitte. Mr. Walsh earned a Bachelor of Business Administration degree in accounting and finance from the University of Michigan and a Master of Business Administration from Harvard Business School where he was a General Motors Fellow. He is a Certified Public Accountant. Mr. Walsh is well qualified to serve as a director due to his extensive media and technology experience.

Ryan A. Hornaday is our Executive Vice President, Chief Financial Officer and Treasurer. Mr. Hornaday has served as the Executive Vice President, Chief Financial Officer and Treasurer of Emmis Communications since 2015. Mr. Hornaday also served as the Executive Vice President, Chief Financial Officer and Treasurer of MediaCo Holding, a recent Nasdaq-listed spin off from Emmis Communications, until November 2021. He also serves on the board of directors of Choices, Inc. Mr. Hornaday earned a Bachelor of Arts, Summa Cum Laude, from Ball State University.

J. Scott Enright is our Executive Vice President, General Counsel and Secretary. Mr. Enright has served as the Executive Vice President, General Counsel and Secretary of Emmis Communications since 2009. He also serves on the board of directors of MediaCo Holding. Prior to joining Emmis Communications, Mr.Enright was a partner at Bose McKinney & Evans LLP. Mr. Enright earned a J.D. degree and a Master of Business Administration from Indiana University and a Bachelor of Arts in History and Political Science from St. Olaf College.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the period from September 29, 2020 (inception) through December 31, 2021, there were no delinquent filers.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. You will be able to review these documents by accessing our public filings at the SEC’s website at https://www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Please see “Item 1. Business – Certain Potential Conflicts of Interest” for a description of the potential conflicts of interests of our sponsor, directors, officers, advisors or any of their affiliates.

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

Item 11.Executive Compensation.

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

	Class A common stock		Class B common stock
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Common Stock
Monument Circle Sponsor LLC (our sponsor) (2)(3)	—	—	6,175,000	98.80%	19.76%
Jeffrey H. Smulyan	—	—	—	—	—
Patrick M. Walsh	—	—	—	—	—
Ryan A. Hornaday	—	—	—	—	—
Thomas J. “Chase” Rupe	—	—	—	—	—
J. Scott Enright	—	—	—	—	—
Stanley P. Gold(2)	—	—	25,000	*	*
Stephen Goldsmith(2)	—	—	25,000	*	*
Traug Keller(2)	—	—	25,000	*	*
All directors and executive officers as a group (8 Individuals)(2)	—	—	75,000	*	*

*	Less than 1%.
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

In October 2020, our sponsor purchased an aggregate of 5,750,000 shares of Class B common stock for an aggregate purchase price of $25,000, or approximately $0.004 per share. The number of shares of Class B common stock issued was determined based on the expectation that the shares of Class B common stock would represent 20% of the outstanding shares of common stock upon completion of the IPO. In January 2021, each of our independent directors purchased 25,000 shares of Class B common stock from our sponsor. In January 2021, we effected a 0.09 for 1 stock dividend for each share of Class B common stock for each outstanding share of Class B common stock, resulting in our initial stockholders holding an aggregate of 6,267,500 shares of Class B common stock. Prior to the completion of the IPO, up to 817,500 shares were subject to forfeiture. At closing, the underwriters partially exercised their over-allotment option. Accordingly, following the completion of the IPO, our sponsor forfeited 17,500 shares, resulting in our initial stockholders holding an aggregate amount of 6,250,000 shares of Class B common stock.

Concurrently with the completion of the IPO, our sponsor purchased an aggregate of 7,000,000 warrants at a price of $1.00 per warrant, or $7,000,000 in the aggregate. An aggregate of $250,000,000 from the proceeds of the IPO and the private placement warrants was placed in the trust account such that the trust account held $250,000,000 at the time of closing of the IPO. Each whole private placement warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments.

Our sponsor and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for additional information regarding our relationships with our promoters.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

In October 2020, our sponsor purchased an aggregate of 5,750,000 shares of Class B common stock for an aggregate purchase price of $25,000, or approximately $0.004 per share. The number of shares of Class B common stock issued was determined based on the expectation that the shares of Class B common stock would represent 20% of the outstanding shares of common stock upon completion of the IPO. In January 2021, each of our independent directors purchased 25,000 shares of Class B common stock from our sponsor. In January 2021, we effected a 0.09 for 1 stock dividend for each share of Class B common stock for each outstanding share of Class B common stock, resulting in our initial stockholders holding an aggregate of 6,267,500 shares of Class B common stock. Prior to the completion of the IPO, up to 817,500 shares were subject to forfeiture. At closing, the underwriters partially exercised their over-allotment option. Accordingly, following the completion of the IPO, our sponsor forfeited 17,500 shares, resulting in our initial stockholders holding an aggregate amount of 6,250,000 shares of Class B common stock.

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

We have entered into a registration rights agreement with respect to the shares of Class B common stock, private placement warrants and warrants issued upon conversion of working capital loans (if any). The holders of the shares of Class B common stock, private placement warrants and warrants that may be issued upon conversion of working capital loans (and any shares of common stock issuable upon the exercise of the private placement warrants or warrants issued upon conversion of the working capital loans and upon conversion of the shares of Class B common stock) will be entitled to registration rights pursuant to a registration rights agreement, dated as of January 13, 2021, requiring us to register such securities for resale (in the case of the shares of Class B common stock, only after conversion to shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs: (i) in the case of the shares of Class B common stock, on the earlier of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the last reported sale price of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date following the completion of our initial business combination on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property, and (2) in the case of the private placement warrants and the respective shares of Class A common stock underlying such warrants, 30 days after the completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Item 14.Principal Accounting Fees and Services.

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC (“Withum”), for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the period from September 29, 2020 (inception) through December 31, 2020 totaled $18,540. For the year ended December 31, 2021, audit fees billed totaled $101,970. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards for the period from September 29, 2020 (inception) through December 31, 2020 or the year ended December 31, 2021.

Tax Fees. We did not pay Withum for tax planning and tax advice for the period from September 29, 2020 (inception) through December 31, 2020 or for the year ended December 31, 2021.

All Other Fees. We did not pay Withum for other services for the period from September 29, 2020 (inception) through December 31, 2020 or for the year ended December 31, 2021.

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

Item 15.Exhibits, Financial Statement Schedules.

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

(c)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report on Form 10-K.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Exhibit 3.1 filed with the Company’s current report on Form 8-K filed by the Registrant on January 19, 2021).

3.2	Bylaws (incorporated by reference to the Exhibit 3.2 filed with the Company’s Form 10-K for the period ended December 31, 2021, filed by the Registrant on March 31, 2021).

4.1	Form of Specimen Unit Certificate (incorporated by reference to the Exhibit 4.1 filed with the Company’s registration statement on Form S-1 filed by the Registrant on December 23, 2020).

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

4.5

Description of Securities of the Company (incorporated by reference to the Exhibit 4.5 filed with the Company’s Form 10-K for the period ended December 31, 2020, filed by the Registrant on March 31, 2021).

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

10.5

Subscription Agreement, dated May 13, 2020, between the Registrant and Monument Circle Sponsor LLC (incorporated by reference to the Exhibit 10.5 filed with the Company’s registration statement on Form S-1 filed by the Registrant on December 23, 2020).

10.6

Private Placement Warrants Purchase Agreement, dated January 13, 2021, between the Registrant and Monument Circle Sponsor LLC (incorporated by reference to the Exhibit 10.4 filed with the Company’s current report on Form 8-K filed by the Registrant on January 19, 2021).

10.7

Indemnity Agreement, dated January 13, 2021, between the Registrant and Jeffrey H. Smulyan (incorporated by reference to the Exhibit 10.5 filed with the Company’s current report on Form 8-K filed by the Registrant on January 19, 2021).

10.8

Indemnity Agreement, dated January 13, 2021, between the Registrant and Patrick A. Walsh (incorporated by reference to the Exhibit 10.6 filed with the Company’s current report on Form 8-K filed by the Registrant on January 19, 2021).

10.9

Indemnity Agreement, dated January 13, 2021, between the Registrant and Ryan A. Hornaday (incorporated by reference to the Exhibit 10.7 filed with the Company’s current report on Form 8-K filed by the Registrant on January 19, 2021).

10.10

Indemnity Agreement, dated January 13, 2021, between the Registrant and J. Scott Enright (incorporated by reference to the Exhibit 10.8 filed with the Company’s current report on Form 8-K filed by the Registrant on January 19, 2021).

10.11

Indemnity Agreement, dated January 13, 2021, between the Registrant and Thomas J. “Chase” Rupe (incorporated by reference to the Exhibit 10.9 filed with the Company’s current report on Form 8-K filed by the Registrant on January 19, 2021).

10.12

Indemnity Agreement, dated January 13, 2021, between the Registrant and Stanley P. Gold (incorporated by reference to the Exhibit 10.10 filed with the Company’s current report on Form 8-K filed by the Registrant on January 19, 2021).

10.13

Indemnity Agreement, dated January 13, 2021, between the Registrant and Stephen Goldsmith (incorporated by reference to the Exhibit 10.11 filed with the Company’s current report on Form 8-K filed by the Registrant on January 19, 2021).

10.14

Indemnity Agreement, dated January 13, 2021, between the Registrant and Traug Keller (incorporated by reference to the Exhibit 10.12 filed with the Company’s current report on Form 8-K filed by the Registrant on January 19, 2021).

10.15

Administrative Services Agreement, dated January 13, 2021, between the Registrant and Monument Circle Sponsor LLC (incorporated by reference to the Exhibit 10.13 filed with the Company’s current report on Form 8-K filed by the Registrant on January 19, 2021).

24*	Power of Attorney (included on signature page of this annual report).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in Indianapolis, Indiana, on the 31st day of March, 2022.

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

Name	Position	Date
/s/ Jeffrey Smulyan	Chairman and Chief Executive Officer	March 31, 2022
Jeffrey H. Smulyan	(Principal Executive Officer)

/s/ Ryan A. Hornaday	Chief Financial Officer	March 31, 2022
Ryan A. Hornaday	(Principal Financial and Accounting
Officer)
/s/ J. Scott Enright	Executive Vice President, General Counsel and Secretary	March 31, 2022
J. Scott Enright

/s/ Patrick M. Walsh	President and Chief Operating Officer	March 31, 2022
Patrick M. Walsh

/s/ Stanley P. Gold	Director	March 31, 2022
Stanley P. Gold

/s/ Stephen Goldsmith	Director	March 31, 2022
Stephen Goldsmith

/s/ Traug Keller	Director	March 31, 2022
Traug Keller

MONUMENT CIRCLE ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Monument Circle Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Monument Circle Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2021 and the period from September 29, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from September 29, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statement

As discussed in Note 2 to the financial statements, the Company’s January 19, 2021 balance sheet has been restated to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by January 19, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

March 30, 2022

PCAOB ID Number 100

MONUMENT CIRCLE ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash	$607,255	$34,012
Prepaid expenses	173,519	—
Total current assets	780,774	34,012
Noncurrent assets
Deferred offering costs	—	265,933
Investments held in Trust Account	250,023,702	—
Total noncurrent assets	250,023,702	265,933
TOTAL ASSETS	$250,804,476	$299,945
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$468,737	$3,237
Accrued offering costs	—	175,000
Promissory note — related party	—	100,000
Total current liabilities	468,737	278,237
Noncurrent liabilities
Warrant liabilities	9,947,605	—
Deferred underwriting fee payable	8,750,000	—
Total noncurrent liabilities	18,697,605	—
Total Liabilities	19,166,342
Commitments and Contingencies
Class A common stock subject to possible redemption, 25,000,000 shares at $10.00 redemption value at December 31, 2021. No shares issued or outstanding at December 31, 2020	250,000,000	—
Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 240,000,000 shares authorized; none issued or outstanding (excluding 25,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 60,000,000 shares authorized; 6,250,000 and 6,267,500 shares issued and outstanding at December 31, 2021 and 2020, respectively (1)	625	627
Additional paid-in capital	—	24,373
Accumulated deficit	(18,362,491)	(3,292)
Total Stockholders' Equity (Deficit)	(18,361,866)	21,708
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$250,804,476	$299,945

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

The accompanying notes are an integral part of the financial statements.

MONUMENT CIRCLE ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2021	For the Period from September 29, 2020 (Inception) through December 31, 2020
General and administrative expenses	$1,130,094	$3,292
Loss from operations	(1,130,094)	(3,292)
Other income (expense)
Change in fair value of warrant liabilities	8,323,195	—
Transaction costs allocated to warrant liabilities	(683,466)	—
Interest earned on investments held in Trust Account	23,702	—
Other income, net	7,663,431	—
Net income (loss)	$6,533,337	$(3,292)

Basic weighted average shares outstanding of Class A common stock	23,698,630	—
Basic net income per common share, Class A common stock	$0.22	$—
Basic weighted average shares outstanding of Class B common stock	6,208,356	5,450,000
Basic net income (loss) per common share, Class B common stock	$0.22	$(0.00)

Diluted weighted average shares outstanding of Class A common stock	23,698,630	—
Diluted net income per common share, Class A common stock	$0.22	$—
Diluted weighted average shares outstanding of Class B common stock	6,250,000	5,450,000
Diluted net income (loss) per common share, Class B common stock	$0.22	$(0.00)

The accompanying notes are an integral part of the financial statements.

MONUMENT CIRCLE ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM SEPTEMBER 29, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

AND YEAR ENDED DECEMBER 31, 2021

	Class B Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
BALANCE — SEPTEMBER 29, 2020 (INCEPTION)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1)	6,267,500	627	24,373	—	25,000
Net loss	—	—	—	(3,292)	(3,292)
BALANCE — DECEMBER 31, 2020	6,267,500	627	24,373	(3,292)	21,708
Forfeiture of Founder Shares (1)	(17,500)	(2)	2	—	—
Cash paid in excess of fair value for Private Placement Warrants	—	—	406,700	—	406,700
Accretion of Class A common stock to redemption amount			(431,075)	(24,892,536)	(25,323,611)
Net income	—	—	—	6,533,337	6,533,337
BALANCE — DECEMBER 31, 2021	6,250,000	$625	$—	$(18,362,491)	$(18,361,866)

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

The accompanying notes are an integral part of the financial statements.

MONUMENT CIRCLE ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2021	For the Period from September 29, 2020 (Inception) through December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$6,533,337	$(3,292)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(8,323,195)	—
Transaction costs allocated to warrant liabilities	683,466	—
Interest earned on investments held in Trust Account	(23,702)	—
Changes in operating assets and liabilities:		—
Prepaid expenses	(173,519)	—
Accounts payable and accrued expenses	465,500	3,237
Net cash used in operating activities	(838,113)	(55)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment of cash into Trust Account	(250,000,000)	—
Net cash used in investing activities	(250,000,000)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from promissory note – related party	—	100,000
Payment of offering costs	(488,644)	(90,933)
Proceeds from sale of Units, net of underwriting discounts paid	245,000,000	—
Proceeds from sale of Private Placement Warrants	7,000,000	—
Repayment of promissory note – related party	(100,000)	—
Net cash provided by financing activities	251,411,356	34,067
INCREASE IN CASH	573,243	34,012
CASH:
Beginning of period	34,012	—
End of period	$607,255	$34,012
Non-cash Investing and Financing Activities:
Deferred offering costs included in accrued offering costs	$—	$175,000
Deferred offering costs included in deferred underwriting fee payable	$8,750,000	$—

The accompanying notes are an integral part of the financial statements.

MONUMENT CIRCLE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021 relates to the Company’s formation and its initial public offering (“Initial Public Offering”), which is described below and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the investments held in the Trust Account (as defined below).

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

Following the closing of the Initial Public Offering on January 19, 2021, an amount of $250,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

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

MONUMENT CIRCLE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Liquidity and Going Concern

As of December 31, 2021, the Company had $607,255 in its operating bank accounts and working capital of $312,037. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 6). As of December 31, 2020 and 2021, there were no amounts outstanding under any Working Capital Loans.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company expects that it will need to raise additional capital through capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may, but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements.

MONUMENT CIRCLE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, also raises substantial doubt about the Company’s ability to continue as a going concern through January 19, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 19, 2023. Management intends to complete a business combination before that time.

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As discussed in Note 1, Note 4 and Note 5, on January 19, 2021, the Company consummated its initial public offering of 25,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000. Each Unit consisted of one share of Class A common stock and one-half of one redeemable warrant, resulting in 12,500,000 Public Warrants outstanding. Simultaneously with the closing of the initial public offering, the Company consummated the sale of 7,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $7,000,000. Transaction costs amounted to $14,329,577, consisting of $5,000,000 in cash underwriting fees, $8,750,000 of deferred underwriting fees and $579,577 of other offering costs.

On April 12, 2021, the SEC released a public statement (the “Public Statement”) informing market participants that warrants issued by special purpose acquisition companies (“SPACs”) may require classification as a liability of the entity measured at fair value, with changes in fair value each period reported in earnings. In its balance sheet as of January 19, 2021, filed on Form 8-K on January 25, 2021, the Company classified its Private Placement Warrants and Public Warrants (collectively, the “Warrants”) as equity.

The SEC’s Public Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The Public Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.” Following consideration of the guidance in the Public Statement, while the terms and quantum of the Warrants as described in the Final Prospectus have not changed, the Company concluded the Warrants do not meet the conditions to be classified in equity and instead, the Warrants meet the definition of a derivative under ASC 815, under which the Company should record the Warrants as liabilities on the Company’s balance sheet, which is how the Warrants are reflected in these financial statements. In addition, a pro rata portion of offering costs were allocated to the Warrants and expensed.

Additionally, in preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A common stock subject to possible redemption in temporary equity. The Company previously classified a portion of its Class A common stock subject to possible redemption in permanent equity, or stockholders’ equity, equal to the redemption value of $10.00 per Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. However, management has determined that the Class A common stock issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. In accordance with guidance on redeemable equity instruments in Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to possible redemption to be classified outside of permanent equity. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to its redemption value. As a result, management has noted an error in previously issued financial statements related to the classification of temporary equity and permanent equity. Correction of this error results in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed audited balance sheet dated January 19, 2021, reported in Form 8-K as filed with the SEC on January 25, 2021. Therefore, the Company, in consultation with its Audit Committee, concluded that the January 19, 2021 balance sheet should be restated to present the Warrants as long term liabilities and the Class A common stock subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering, as well as to reflect the changes in its earnings per share. As such, the Company is reporting these restatements to the January 19, 2021 balance sheet in this Form 10-K.

MONUMENT CIRCLE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The impact to the reported amounts is presented below for the January 19, 2021 balance sheet:

	As previously reported	Warrant restatement	Redeemable preferred stock restatement	As restated
ASSETS
Current assets
Cash	$1,500,409	—	—	$1,500,409
Prepaid expenses	22,000	—	—	22,000
Total current assets	1,522,409	—	—	1,522,409
Noncurrent assets
Investments held in Trust Account	250,000,000	—	—	250,000,000
Total noncurrent assets	250,000,000	—	—	250,000,000
TOTAL ASSETS	$251,522,409	$—	$—	$251,522,409
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$2,571	—	—	$2,571
Accrued offering costs	77,095	—	—	77,095
Total current liabilities	79,666	—	—	79,666
Noncurrent liabilities
Warrant liabilities	—	18,270,800	—	18,270,800
Deferred underwriting fee payable	8,750,000	—	—	8,750,000
Total noncurrent liabilities	8,750,000	18,270,800	—	27,020,800
Total Liabilities	8,829,666	18,270,800	—	27,100,466
Class A common stock subject to possible redemption	237,692,740	(18,270,800)	30,578,060	250,000,000
Stockholders' Equity (Deficit)
Preferred stock	—	—	—	—
Class A common stock	123	183	(306)	—
Class B common stock	625	—	—	625
Additional paid-in capital	5,001,935	683,283	(5,685,218)	—
Accumulated deficit	(2,680)	(683,466)	(24,892,536)	(25,578,682)
Total Stockholders' Equity (Deficit)	5,000,003	—	(30,578,060)	(25,578,057)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$251,522,409	$—	$—	$251,522,409

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

MONUMENT CIRCLE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. Investments held in the Trust Account are characterized as Level 1 investments within the fair value hierarchy under ASC Topic 820, “Fair Value Measurements and Disclosures”.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering balance sheet date that were directly related to the Initial Public Offering. The costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs of $13,646,111 associated with the Class A common stock issued were charged to temporary equity upon completion of the Initial Public Offering and offering costs of $683,466 allocated to warrant liabilities were expensed as incurred in the statements of operations. As of December 31, 2020, there were $265,933 of deferred offering costs recorded in the accompanying balance sheet.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to possible redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s balance sheets.

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

MONUMENT CIRCLE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Warrant Liabilities

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The Public Warrants for periods where no observable traded price was available and the Private Placement Warrants are valued using a Monte Carlo Simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant’s quoted market price was used as the fair value as of each relevant date.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net (Loss) Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company calculates its earnings per share by allocating net income (loss) pro rata to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Year ended December 31, 2021		September 29, 2020 (inception) through December 31, 2020
	Class A	Class B	Class A	Class B
Basic net (loss) income per common share
Numerator:
Allocation of net (loss) income, as adjusted	$5,177,089	$1,356,248	$—	$(3,292)
Denominator:
Basic weighted average shares outstanding	23,698,630	6,208,356	—	5,450,000
Basic net (loss) income per common share	$0.22	$0.22	$—	$(0.00)

Diluted net (loss) income per common share
Numerator:
Allocation of net (loss) income, as adjusted	$5,169,890	$1,363,447	$—	$(3,292)
Denominator:
Diluted weighted average shares outstanding	23,698,630	6,250,000	—	5,450,000
Diluted net (loss) income per common share	$0.22	$0.22	$—	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

MONUMENT CIRCLE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature except for warrant liabilities (see Note 10).

The Company’s Private Placement Warrants are based on valuation models utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Placement warrant liability was estimated by using inputs primarily within Level 3 of the fair value hierarchy. See Note 12 for additional information on assets and liabilities measured at fair value.

The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices in an active market (the NASDAQ Stock Market LLC) for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability was estimated by using inputs within Level 1 of the fair value hierarchy. Prior to the commencement of separate trading on the NASDAQ Stock market LLC, the fair value of the Public Warrant liability was estimated by using inputs primarily within Level 3 of the fair value hierarchy.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4 — INITIAL PUBLIC OFFERING

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

NOTE 5 — PRIVATE PLACEMENT

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

MONUMENT CIRCLE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 6 — RELATED PARTY TRANSACTIONS

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

Administrative Services Agreement

The Company entered into an agreement, commencing on January 13, 2021, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2021, the Company incurred and paid $113,871 in fees for these services.

Promissory Note — Related Party

On October 2, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2021 or (ii) the consummation of the Initial Public Offering. As of December 31, 2020, the outstanding balance under the Promissory Note was $100,000, which was repaid at the closing of the Initial Public Offering on January 19, 2021. Borrowings are no longer available under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. At December 31, 2021 and 2020, there were no Working Capital Loans outstanding.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

MONUMENT CIRCLE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

NOTE 8 — CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. Pursuant to the Certificate of Incorporation, the Company is authorized to issue 240,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2021, there were 25,000,000 shares of Class A common stock outstanding, all of which were subject to possible redemption. As of December 31, 2020, there were no shares of Class A common stock issued or outstanding.

As of December 31, 2021, the Class A common stock subject to possible redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Initial value of Public Warrant liability	(11,667,500)
Class A common stock offering costs	(13,646,111)
Plus:
Accretion of Class A common stock subject to redemption value	25,313,611
Class A common stock subject to possible redemption	$250,000,000

NOTE 9 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 240,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2021, there were 25,000,000 shares of Class A common stock issued and outstanding and all shares of Class A common stock were subject to possible redemption and included in temporary equity (see Note 8). As of December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 60,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2020, there were 6,267,500 shares of Class B common stock issued and outstanding. In January 2021, 17,500 Founder Shares were forfeited. Accordingly, at December 31, 2021, there were 6,250,000 shares of Class B common stock issued and outstanding.

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

MONUMENT CIRCLE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

NOTE 10 — WARRANT LIABILITIES

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

MONUMENT CIRCLE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

As of December 31, 2021, there were 12,500,000 Public Warrants and 7,000,000 Private Placement Warrants outstanding. As of December 31, 2020, no warrants were outstanding.

NOTE 11 — INCOME TAXES

The Company did not have any significant deferred tax assets or liabilities at December 31, 2020. The Company’s deferred tax assets at December 31, 2021 are as follows:

As of December 31, 2021
Deferred tax asset
Formation and transaction costs	$232,523
Net operating loss	44,075
Valuation allowance	(276,598)
Total deferred tax asset, net of valuation allowance	$—

The Company’s effective tax rate for the year ended December 31, 2021 was 0%, which differs from that computed at the Federal statutory corporate tax rate as follows:

For the year ended December 31, 2021
Federal statutory income tax rate	21%
Computed income tax provision at federal statutory rate	$1,372,001
Warrant offering costs	143,528
Change in value of warrants	(1,747,871)
Valuation allowance	232,342
Provision (benefit) for income taxes	$—

NOTE 12 — FAIR VALUE MEASUREMENTS

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

MONUMENT CIRCLE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

At December 31, 2021, assets held in the Trust Account were comprised of $250,023,702 in money market funds which are invested primarily in U.S. Treasury Securities. Through December 31, 2021, the Company has not withdrawn any of the interest earned on the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	December 31, 2021
Assets:
Investments held in Trust Account	1	$250,023,702
Liabilities:
Warrant Liability - Public Warrants	1	$6,373,750
Warrant Liability - Private Placement Warrants	3	$3,573,855

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

The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying December 31, 2021 balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Initial measurement on January 19, 2021	$6,593,300	$11,677,500	$18,270,800
Change in fair value	(3,019,445)	(5,427,500)	(8,446,945)
Transfer to Level 1	—	(6,250,000)	(6,250,000)
Fair value as of December 31, 2021	$3,573,855	$—	$3,573,855

The Company utilized a Monte Carlo Simulation model for the initial valuation the Public Warrants. The subsequent measurement of the Public Warrants as of December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker MONCW. The quoted price of the Public Warrants was $0.51 per warrant as of December 31, 2021. The Private Placement Warrants were valued using a Monte Carlo Simulation, which is considered to be a Level 3 fair value measurement. The Company recorded $18,270,800 for the derivative warrant liabilities upon their issuance on January 19, 2021. For the year ended December 31, 2021, the Company recognized income in its statement of operations resulting from a decrease in fair value of warrant liabilities of $8,323,195, presented as change in fair value of warrant liabilities in the accompanying statements of operations.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The primary unobservable input of the Monte Carlo Simulation utilized to determine the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the Warrants. The dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the Warrants.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as of their measurement dates:

December 31, 2021
Volatility	12.1%
Probability of completing a Business Combination	70.0%
Expected life of the warrants	4.1
Risk-free rate	1.12%
Dividend yield	0.0%

NOTE 13 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company did not identify any subsequent events, other than below, that would have required adjustment or disclosure in the financial statements.

MONUMENT CIRCLE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.