Form 10-Q
period 2022-03-31
Monument Circle Acquisition Corp.
filed 2022-05-13
CIK 1828325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________

FORM 10-Q

___________________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2022

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

As of May 13, 2022, there were 25,000,000 shares of Class A common stock, $0.0001 par value, and 6,250,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

MONUMENT CIRCLE ACQUISITION CORP.

FORM 10‑Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

MONUMENT CIRCLE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$99,400	$607,255
Prepaid expenses	279,684	173,519
Total current assets	379,084	780,774
Noncurrent assets
Investments held in Trust Account	250,045,990	250,023,702
Total noncurrent assets	250,045,990	250,023,702
Total assets	$250,425,074	$250,804,476
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$335,517	$468,737
Total current liabilities	335,517	468,737
Noncurrent liabilities
Warrant liabilities	4,382,350	9,947,605
Deferred underwriting fee payable	8,750,000	8,750,000
Total noncurrent liabilities	13,132,350	18,697,605
Total liabilities	13,467,867	19,166,342
Commitments and contingencies
Class A common stock subject to possible redemption, 25,000,000 shares at $10.00 redemption value at March 31, 2022 and December 31, 2021	250,000,000	250,000,000
Stockholders' deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 240,000,000 shares authorized; none issued or outstanding (excluding 25,000,000 shares subject to possible redemption at March 31, 2022 and December 31, 2021)	—	—
Class B common stock, $0.0001 par value; 60,000,000 shares authorized; 6,250,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	625	625
Accumulated deficit	(13,043,418)	(18,362,491)
Total stockholders' deficit	(13,042,793)	(18,361,866)
Total liabilities and stockholders' deficit	$250,425,074	$250,804,476

The accompanying notes are an integral part of the unaudited condensed financial statements.

MONUMENT CIRCLE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2022	2021
General and administrative expenses	$268,470	$252,785
Loss from operations	(268,470)	(252,785)
Other income (expense):
Change in fair value of warrant liabilities	5,565,255	8,521,500
Transaction costs allocated to warrant liabilities	—	(683,466)
Interest earned on investments held in Trust Account	22,288	4,864
Other income, net	5,587,543	7,842,898
Net income	$5,319,073	$7,590,113

Basic weighted average shares outstanding of Class A common stock	25,000,000	19,722,222
Basic net income per common share, Class A common stock	$0.17	$0.29
Basic weighted average shares outstanding of Class B common stock	6,250,000	6,081,111
Basic net income per common share, Class B common stock	$0.17	$0.29

Diluted weighted average shares outstanding of Class A common stock	25,000,000	19,722,222
Diluted net income per common share, Class A common stock	$0.17	$0.29
Diluted weighted average shares outstanding of Class B common stock	6,250,000	6,250,000
Diluted net income per common share, Class B common stock	$0.17	$0.29

The accompanying notes are an integral part of the unaudited condensed financial statements.

MONUMENT CIRCLE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Three months ended March 31, 2022
	Class B Common Stock		Additional Paid- in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
BALANCE, DECEMBER 31, 2021	6,250,000	$625	$—	$(18,362,491)	$(18,361,866)
Net income	—	—	—	5,319,073	5,319,073
BALANCE, MARCH 31, 2022 (unaudited)	6,250,000	$625	$—	$(13,043,418)	$(13,042,793)

	Three months ended March 31, 2021
	Class B Common Stock		Additional Paid- in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
BALANCE, DECEMBER 31, 2020	6,267,500	$627	$24,373	$(3,292)	$21,708
Forfeiture of Founder Shares (1)	(17,500)	(2)	2	—	—
Accretion of Class A common stock to redemption amount	—	—	(24,375)	(24,892,536)	(24,916,911)
Net income	—	—	—	7,590,113	7,590,113
BALANCE, MARCH 31, 2021 (unaudited)	6,250,000	$625	$—	$(17,305,715)	$(17,305,090)

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

MONUMENT CIRCLE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,319,073	$7,590,113
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(5,565,255)	(8,521,500)
Transaction costs allocated to warrant liabilities	—	683,466
Interest earned on investments held in Trust Account	(22,288)	(4,864)
Changes in operating assets and liabilities:
Prepaid expenses	(106,165)	(455,209)
Accounts payable and accrued expenses	(133,220)	118,150
Net cash used in operating activities	(507,855)	(589,844)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment of cash into Trust Account	—	(250,000,000)
Net cash used in investing activities	—	(250,000,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Units, net of underwriting discounts paid	—	245,000,000
Proceeds from sale of Private Placement Warrants	—	7,000,000
Repayment of promissory note - related party	—	(100,000)
Payment of offering costs	—	(488,643)
Net cash provided by financing activities	—	251,411,357
(DECREASE) INCREASE IN CASH	(507,855)	821,513
CASH:
Beginning of period	607,255	34,012
End of period	$99,400	$855,525
Non-cash investing and financing activities
Deferred underwriting fee payable	$—	$8,750,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the investments held in the Trust Account (as defined below).

The registration statement for the Company’s Initial Public Offering was declared effective on January 13, 2021. On January 19, 2021, the Company consummated the Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), which includes the partial exercise by the underwriter of its over-allotment option in the amount of 3,200,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000 which is described in Note 3.

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

MARCH 31, 2022

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

The Sponsor has agreed (a) to waive its redemption rights with respect to the Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination by January 19, 2023 (the “Combination Period”) and (c) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined above) or (ii) with respect to any other provision relating to stockholder’s rights or pre-business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

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

MARCH 31, 2022

registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Going Concern

As of March 31, 2022, the Company had approximately $99,400 in its operating bank accounts and working capital of $43,567. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans. Subsequent to March 31, 2022, on April 13, 2022, the Company executed a promissory note with the Sponsor in the aggregate amount of up to $300,000 for the Company’s working capital needs. See Note 11 for further details.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the information contained in the Company’s Form 10‑K, as filed with the SEC on March 31, 2022. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 or for any future periods.

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

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

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to possible redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method views the end of the reporting period as if it was also the redemption date for the security.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At March 31 2022 and December 31, 2021, the Company had deferred tax assets of $338,144 and $276,598, respectively, both with a full valuation allowance recorded against them.

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The change in fair value of the warrant liability is a permanent difference. During the three months ended March 31, 2022 and 2021, the Company recorded no income tax expense. The Company’s effective tax rate for the three months ended March 31, 2022 and 2021 was 0%, which differs from the statutory tax rate mainly due to permanent differences.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic net income per common share
Numerator:
Allocation of net income, as adjusted	$4,255,258	$1,063,815	$5,801,339	$1,788,774
Denominator:
Basic weighted average shares outstanding	25,000,000	6,250,000	19,722,222	6,081,111
Basic net income per common share	$0.17	$0.17	$0.29	$0.29

Diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$4,255,258	$1,063,815	$5,763,615	$1,826,498
Denominator:
Diluted weighted average shares outstanding	25,000,000	6,250,000	19,722,222	6,250,000
Diluted net income per common share	$0.17	$0.17	$0.29	$0.29

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which typically exceeds the Federal Depository Insurance Corporation coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature except for warrant liabilities (see Note 9).

The Company’s Private Placement Warrants are based on valuation models utilizing management’s judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Placement warrant liability was estimated by using inputs primarily within Level 3 of the fair value hierarchy. See Note 10 for additional information on assets and liabilities measured at fair value on a recurring basis.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 25,000,000 Units, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 3,200,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9).

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 7,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant or $7,000,000 from the Company in a private placement. Each Private Placement Warrant will be exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on January 13, 2021, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and 2021, the Company incurred $30,000 and $23,871 in fees for these services, respectively. These amounts were paid during the period they were incurred.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, as of March 31, 2022, the terms of such Working Capital Loans, if any, had not been determined and no written agreements existed with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

identical to the Private Placement Warrants. At March 31, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

Subsequent to March 31, 2022, on April 13, 2022, the Company borrowed $300,000 from the Sponsor. See Note 11 for further details.

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

NOTE 7. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. Pursuant to the amended and restated certificate of incorporation, the Company is authorized to issue 240,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 25,000,000 shares of Class A common stock outstanding, all of which were subject to possible redemption.

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

As of March 31, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Initial value of Public Warrant liability	(11,677,500)
Class A common stock offering costs	(13,646,111)
Plus:
Accretion of Class A common stock subject to redemption value	25,323,611
Class A common stock subject to possible redemption	$250,000,000

NOTE 8. STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 240,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 25,000,000 shares of Class A common stock issued and outstanding and all shares of Class A common stock were subject to possible redemption and included in temporary equity (see Note 7).

Class B Common Stock— The Company is authorized to issue 60,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 6,250,000 shares of Class B common stock issued and outstanding.

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

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

NOTE 9. WARRANT LIABILITIES

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

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022 and December 31, 2021, there were 12,500,000 Public Warrants and 7,000,000 Private Placement Warrants outstanding.

NOTE 10. FAIR VALUE MEASUREMENTS

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

Level 3: Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

At March 31, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $250,045,990 and $250,023,702, respectively, in money market funds which are invested primarily in U.S. Treasury Securities. Through March 31, 2022, the Company has not withdrawn any of the interest earned on the Trust Account.

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	March 31, 2022	December 31, 2021
Assets:
Investments held in Trust Account	1	$250,045,990	$250,023,702
Liabilities:
Warrant Liability - Public Warrants	1	$2,808,750	$6,373,750
Warrant Liability - Private Placement Warrants	3	$1,573,600	$3,573,855

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021 when the Public Warrants were separately listed and traded amounted to $6,250,000.

The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying March 31, 2022 and December 31, 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed statement of operations.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of December 31, 2021	$3,573,855	$—	$3,573,855
Change in fair value	2,000,255	—	2,000,255
Fair value as of March 31, 2022	$1,573,600	$—	$1,573,600

Initial measurement on January 19, 2021	$6,593,300	$11,677,500	$18,270,800
Change in fair value	(3,094,000)	(5,427,500)	(8,521,500)
Transfer to Level 1	—	(6,250,000)	(6,250,000)
Fair value as of March 31, 2021	$3,499,300	$—	$3,499,300

The Company utilized a Monte Carlo simulation model for the initial valuation the Public Warrants. The subsequent measurement of the Public Warrants as of March 31, 2022 and December 31, 2021, is classified as Level 1 due to the use of an observable market quote in an active market under the ticker MONCW. The quoted price of the Public Warrants was $0.22 and $0.51 per warrant as of March 31, 2022 and December 31, 2021, respectively. The Private Placement Warrants were valued using a Monte Carlo Simulation, which is considered to be a Level 3 fair value measurement. For the three months ended March 31, 2022 and 2021, the Company recognized income in its unaudited condensed statement of operations resulting from a decrease in fair value of warrant liabilities of $5,565,255 and $8,521,500, respectively, presented as change in fair value of warrant liabilities in the accompanying unaudited condensed statement of operations.

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

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

The following table provides quantitative information regarding Level 3 fair value measurements inputs as of their measurement dates:

	March 31, 2022	December 31, 2021
Volatility	6.3%	12.1%
Probability of completing a Business Combination	70.0%	70.0%
Expected life of the options to convert	3.8	4.1
Risk-free rate	2.42%	1.12%
Dividend yield	0.0%	0.0%

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. The Company did not identify any subsequent events, other than below, that would have required adjustment or disclosure in the financial statements.

On April 13, 2022, Monument Circle Acquisition Corp. executed a promissory note (the “Subsequent Note”) with Monument Circle Sponsor, LLC in the aggregate amount of up to $300,000 for the Company’s working capital needs. The Subsequent Note is without interest and matures on the earlier of (i) the date the winding up of the Company is effective or (ii) the date the Company completes its initial Business Combination, and may be prepaid by the Company at any time without premium or penalty. Draws under the Subsequent Note may be made by the Company upon five business days’ notice to the Sponsor in amounts of at least $10,000. Events of default under the Subsequent Note consist of the failure to timely repay the Subsequent Note at maturity, as well as voluntary or involuntary bankruptcy, reorganization, insolvency or similar actions. The Sponsor retains the right but not the obligation to convert some or all of the unpaid principal under the Subsequent Note into warrants exercisable for one share of Class A common stock of the Company at a rate of one warrant for every one dollar of principal converted. These warrants would be identical to the Private Placement Warrants. The warrants are also entitled to demand and piggyback registration under terms consistent with the Registration Rights Agreement between the Company and the parties thereto, dated January 13, 2021. In the Subsequent Note, the Sponsor affirmatively waives any claims against the Company’s trust account. On April 25, 2022, the Company borrowed $300,000 from the Sponsor, the full amount available to it pursuant to the Subsequent Note.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “will” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Annual Report on Form 10-K as of and for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2022 (“2021 Annual Report”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 29, 2020 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, our net income of $5,319,073 principally consists of the change in the fair value of our warrant liabilities of $5,565,255 and interest earned on investments held in the Trust Account of $22,288, partially offset by general and administrative expenses of $268,470.

For the three months ended March 31, 2021, we had net income of $7,590,113 million, which consists of income of $8,521,500 derived from the changes in fair value of the warrant liabilities and interest earned on investments held in the Trust Account of $4,864, partially offset by general and administrative expenses of $252,785 and transaction costs associated with the warrant liabilities of $683,466.

Liquidity and Capital Resources

For the three months ended March 31, 2022, cash used in operating activities was $507,855. Net income of $5,319,073 was principally attributable to non-cash income related to the change in fair value of the warrant liabilities of $5,565,255. Changes in operating assets and liabilities used $239,385 of cash for operating activities.

On January 19, 2021, we consummated the initial public offering of 25,000,000 units (each, a “Unit”), which included the partial exercise by the underwriters of their over-allotment option in the amount of 3,200,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000 million (the “Initial Public Offering”). Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 7,000,000 private placement warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $7,000,000.

For the three months ended March 31, 2021, cash used in operating activities was $589,844. Net income of $7,590,113 was principally attributable to non-cash income related to the change in fair value of the warrant liabilities of $8,521,500, partially offset by transaction costs allocated to the warrant liability of $683,466. Changes in operating assets and liabilities used $337,059 of cash for operating activities.

As of March 31, 2022, we had marketable securities of $250,045,990 held in a trust account (the “Trust Account”) located in the United States. Such amount will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, we have not withdrawn any interest earned from the Trust Account.

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

As of March 31, 2022, we had cash of $99,400. Until the consummation of a business combination, the company will be using the funds not held in the trust account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the business combination. The company expects that it will need to raise additional capital through loans or additional investments from the sponsor or its stockholders, officers, directors, or third parties. The company’s officers and directors and the sponsor may, but are not obligated to (except as described above), loan the company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the company’s working capital needs. If the company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements.

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

Subsequent to March 31, 2022, on April 25, 2022, the company borrowed $300,000 from the sponsor for the company’s working capital needs. See Note 11 for further details.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, including the standard referenced in the previous paragraph, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that, solely due to the events that led to the amendment of the Company’s Form 10-Q for the period ended September 30, 2021, filed on Form 10-Q/A on December 14, 2022, a material weakness existed related to our accounting for complex financial instruments and the Company’s disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

Other than as described below, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of the material weakness discussed above, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and enhanced our review process for complex securities and related accounting standards. Furthermore, we have identified third-party professionals with the requisite experience and training to supplement and consult with our existing accounting professionals regarding complex accounting issues.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s 2021 Annual Report filed on Form 10-K with the SEC on March 31, 2022 (the “2021 Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the 2021 Annual Report, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

We have not sold any equity securities during the quarter ended March 31, 2022.

Use of Proceeds

On January 19, 2021, we consummated the Initial Public Offering of 25,000,000 Units, which includes the partial exercise by the underwriters of their over-allotment option of 3,200,000 Units. The Units sold in the initial public offering, including pursuant to the over-allotment option, were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $250,000,000. Cantor Fitzgerald & Co. and Moelis & Company LLC served as joint book-running managers of the initial public offering. The securities in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-251627 and 333-252095). The SEC declared the registration statements effective on January 15, 2021.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Purchases of Equity Securities

We did not repurchase any shares of our equity securities during the quarter ended March 31, 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10‑Q.

No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Bylaws.(2)

10.1	Promissory Note, dated April 13, 2022, by and between the Company as the maker and the Sponsor as the payee.(3)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a‑14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a‑14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8‑K filed on January 19, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 31, 2021 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 15, 2022 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Monument Circle Acquisition Corp.

Date: May 13, 2022	By:	/s/ Jeffrey H. Smulyan
	Name:	Jeffrey H. Smulyan
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Ryan A. Hornaday
	Name:	Ryan A. Hornaday
	Title:	Chief Financial Officer
(Principal Financial Officer)