Form 10-Q
period 2022-06-30
Monument Circle Acquisition Corp.
filed 2022-08-12
CIK 1828325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________

FORM 10-Q

___________________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2022

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

As of August 12, 2022, there were 25,000,000 shares of Class A common stock, $0.0001 par value, and 6,250,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

MONUMENT CIRCLE ACQUISITION CORP.

FORM 10‑Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

MONUMENT CIRCLE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$19,320	$607,255
Prepaid expenses	205,206	173,519
Total current assets	224,526	780,774
Investments held in Trust Account	250,290,005	250,023,702
Total assets	$250,514,531	$250,804,476
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$266,238	$468,737
Promissory note - related party	300,000	—
Total current liabilities	566,238	468,737
Warrant liabilities	1,950,000	9,947,605
Deferred underwriting fee payable	8,750,000	8,750,000
Total liabilities	11,266,238	19,166,342
Commitments and contingencies
Class A common stock subject to possible redemption, 25,000,000 shares at $10.00 redemption value at June 30, 2022 and December 31, 2021	250,063,275	250,000,000
Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 240,000,000 shares authorized; none issued or outstanding (excluding 25,000,000 shares subject to possible redemption at June 30, 2022 and December 31, 2021)	—	—
Class B common stock, $0.0001 par value; 60,000,000 shares authorized; 6,250,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	625	625
Accumulated deficit	(10,815,607)	(18,362,491)
Total stockholders’ deficit	(10,814,982)	(18,361,866)
Total liabilities and stockholders’ deficit	$250,514,531	$250,804,476

The accompanying notes are an integral part of the unaudited condensed financial statements.

MONUMENT CIRCLE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$417,405	$330,060	$685,875	$582,845
Loss from operations	(417,405)	(330,060)	(685,875)	(582,845)
Other income (expense):
Change in fair value of warrant liabilities	2,432,350	(4,541,500)	7,997,605	3,980,000
Transaction costs allocated to warrant liabilities	—	—	—	(683,466)
Interest earned on investments held in Trust Account	317,483	6,233	339,771	11,097
Other income (expense), net	2,749,833	(4,535,267)	8,337,376	3,307,631
Income (loss) before provision for income taxes	2,332,428	(4,865,327)	7,651,501	2,724,786
Provision for income taxes	41,342	—	41,342	—
Net income (loss)	$2,291,086	$(4,865,327)	$7,610,159	$2,724,786

Basic weighted average shares outstanding of Class A common stock	25,000,000	25,000,000	25,000,000	22,375,691
Basic net income (loss) per common share, Class A common stock	$0.07	$(0.16)	$0.24	$0.10
Basic weighted average shares outstanding of Class B common stock	6,250,000	6,250,000	6,250,000	6,166,022
Basic net income (loss) per common share, Class B common stock	$0.07	$(0.16)	$0.24	$0.10

Diluted weighted average shares outstanding of Class A common stock	25,000,000	25,000,000	25,000,000	22,375,691
Diluted net income (loss) per common share, Class A common stock	$0.07	$(0.16)	$0.24	$0.10
Diluted weighted average shares outstanding of Class B common stock	6,250,000	6,250,000	6,250,000	6,250,000
Diluted net income (loss) per common share, Class B common stock	$0.07	$(0.16)	$0.24	$0.10

The accompanying notes are an integral part of the unaudited condensed financial statements.

MONUMENT CIRCLE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	For the three and six months ended June 30, 2022
	Class B Common Stock		Additional Paid- in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
BALANCE, DECEMBER 31, 2021	6,250,000	$625	$—	$(18,362,491)	$(18,361,866)
Net income	—	—	—	5,319,073	5,319,073
BALANCE, MARCH 31, 2022 (unaudited)	6,250,000	625	—	(13,043,418)	(13,042,793)
Class A common stock subject to possible redemption adjustment	—	—	—	(63,275)	(63,275)
Net income	—	—	—	2,291,086	2,291,086
BALANCE, JUNE 30, 2022 (unaudited)	6,250,000	$625	$—	$(10,815,607)	$(10,814,982)

	For the three and six months ended June 30, 2021
	Class B Common Stock		Additional Paid- in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
BALANCE, DECEMBER 31, 2020	6,267,500	$627	$24,373	$(3,292)	$21,708
Forfeiture of Founder Shares (1)	(17,500)	(2)	2	—	—
Accretion of Class A common stock to redemption amount	—	—	(24,375)	(24,892,536)	(24,916,911)
Net income	—	—	—	7,590,113	7,590,113
BALANCE, MARCH 31, 2021 (unaudited)	6,250,000	625	—	(17,305,715)	(17,305,090)
Net loss	—	—	—	(4,865,327)	(4,865,327)
BALANCE, JUNE 30, 2021 (unaudited)	6,250,000	$625	$—	$(22,171,042)	$(22,170,417)

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

MONUMENT CIRCLE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,610,159	$2,724,786
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(7,997,605)	(3,980,000)
Transaction costs allocated to warrant liabilities	—	683,466
Interest earned on investments held in Trust Account	(339,771)	(11,097)
Changes in operating assets and liabilities:
Prepaid expenses	(31,687)	(374,534)
Accounts payable and accrued expenses	(202,499)	237,000
Net cash used in operating activities	(961,403)	(720,379)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment of cash into Trust Account	—	(250,000,000)
Transfer from Trust Account to pay for taxes	73,468	—
Net cash provided by (used in) investing activities	73,468	(250,000,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Units, net of underwriting discounts paid	—	245,000,000
Proceeds from sale of Private Placement Warrants	—	7,000,000
Proceeds from promissory note - related party	300,000	—
Repayment of promissory note - related party	—	(100,000)
Payment of offering costs	—	(488,643)
Net cash provided by financing activities	300,000	251,411,357
(DECREASE) INCREASE IN CASH	(587,935)	690,978
CASH:
Beginning of period	607,255	34,012
End of period	$19,320	$724,990
Non-cash investing and financing activities
Deferred underwriting fee payable	$—	$8,750,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the investments held in the Trust Account (as defined below).

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

June 30, 2022

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

June 30, 2022

registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Going Concern

As of June 30, 2022, the Company had $19,320 in its operating bank accounts and a working capital deficit of $341,712. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of June 30, 2022, $300,000 of Working Capital Loans were outstanding. No Working Capital Loans were outstanding as of December 31, 2021. The Company plans to withdraw an additional $206,730 from the Trust Account during the three months ended September 30, 2022 as reimbursement of income and franchise taxes paid during 2022 and 2021.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 19, 2023. Management intends to complete a business combination before that time.

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

June 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

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

June 30, 2022

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2022 and December 31, 2021, the Company had deferred tax assets of $404,467 and $276,598, respectively, both with a full valuation allowance recorded against them.

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The change in fair value of the warrant liability is a permanent difference. During the three months ended June 30, 2022, the Company recorded $41,342 of income tax expense. No income tax expense was recorded during the three months ended June 30, 2021. The Company’s effective tax rate for the six months ended June 30, 2022 and 2021 was 1% and 0%, respectively, which differs from the statutory tax rate mainly due to permanent differences.

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2022

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2022

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):
	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$1,832,869	$458,217	$(3,892,262)	$(973,065)
Denominator:
Basic weighted average shares outstanding	25,000,000	6,250,000	25,000,000	6,250,000
Basic net income (loss) per common share	$0.07	$0.07	$(0.16)	$(0.16)

Diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$1,832,869	$458,217	$(3,892,262)	$(973,065)
Denominator:
Diluted weighted average shares outstanding	25,000,000	6,250,000	25,000,000	6,250,000
Diluted net income (loss) per common share	$0.07	$0.07	$(0.16)	$(0.16)

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic net income per common share
Numerator:
Allocation of net income, as adjusted	$6,088,127	$1,522,032	$2,136,136	$588,650
Denominator:
Basic weighted average shares outstanding	25,000,000	6,250,000	22,375,691	6,166,022
Basic net income per common share	$0.24	$0.24	$0.10	$0.10

Diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$6,088,127	$1,522,032	$2,129,869	$594,917
Denominator:
Diluted weighted average shares outstanding	25,000,000	6,250,000	22,375,691	6,250,000
Diluted net income per common share	$0.24	$0.24	$0.10	$0.10

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

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2022

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

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2022

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

Administrative Services Agreement

The Company entered into an agreement, commencing on January 13, 2021, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 in fees for these services for the three months ended June 30, 2022 and 2021. For the six months ended June 30, 2022 and 2021, the Company incurred $60,000 and $53,871, respectively. These amounts were paid during the period they were incurred.

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

On April 13, 2022, the Company executed a promissory note (the “First Working Capital Loan”) with the Sponsor in the aggregate amount of up to $300,000 for the Company’s working capital needs. The First Working Capital Loan is without interest and matures on the earlier of (i) the date the winding up of the Company is effective or (ii) the date the Company completes its initial Business Combination, and may be prepaid by the Company at any time without premium or penalty. Draws under the First Working Capital Loan may be made by the Company upon five business days’ notice to the Sponsor in amounts of at least $10,000. Events of default under the First Working Capital Loan consist of the failure to timely repay the First Working Capital Loan at maturity, as well as voluntary or involuntary bankruptcy, reorganization, insolvency or similar actions. The Sponsor retains the right but not the obligation to convert some or all of the unpaid principal under the First Working Capital Loan into warrants exercisable for one share of Class A common stock of the Company at a price of $1.00 per warrant. These warrants would be identical to the Private Placement Warrants. The warrants are also entitled to demand and piggyback registration under terms consistent with the Registration Rights Agreement between the Company and the parties thereto, dated January 13, 2021. In the First Working Capital Loan, the Sponsor affirmatively

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2022

waives any claims against the Company’s Trust Account. On April 25, 2022, the Company borrowed $300,000 from the Sponsor, the full amount available to it pursuant to the First Working Capital Loan. This amount remains outstanding at June 30, 2022. The First Working Capital Loan is reported at cost on the unaudited condensed balance sheet as of June 30, 2022, as the fair value adjustment associated with the conversion is deemed to be de minimus. There were no Working Capital Loans outstanding at December 31, 2021.

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

NOTE 7. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. Pursuant to the amended and restated certificate of incorporation, the Company is authorized to issue 240,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 25,000,000 shares of Class A common stock outstanding, all of which were subject to possible redemption.

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2022

As of June 30, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected on the condensed balance sheets are reconciled in the following table:

	June 30, 2022	December 31, 2021
Gross proceeds	$250,000,000	$250,000,000
Less:
Initial value of Public Warrant liability	(11,677,500)	(18,270,800)
Class A common stock offering costs	(13,646,111)	(13,646,111)
Plus:
Accretion of Class A common stock subject to redemption value	25,323,611	31,916,911
Interest available for redemption	63,275	—
Class A common stock subject to possible redemption	250,063,275	250,000,000

NOTE 8. STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 240,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 25,000,000 shares of Class A common stock issued and outstanding and all shares of Class A common stock were subject to possible redemption and included in temporary equity (see Note 7).

Class B Common Stock— The Company is authorized to issue 60,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 6,250,000 shares of Class B common stock issued and outstanding.

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

June 30, 2022

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

June 30, 2022

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

As of June 30, 2022 and December 31, 2021, there were 12,500,000 Public Warrants and 7,000,000 Private Placement Warrants outstanding.

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

At June 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $250,290,005 and $250,023,702, respectively, in money market funds which are invested primarily in U.S. Treasury Securities. Through June 30, 2022, the Company has withdrawn $73,468 of the interest earned on the Trust Account to pay income and franchise taxes.

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2022

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	June 30, 2022	December 31, 2021
Assets:
Investments held in Trust Account	1	$250,290,005	$250,023,702
Liabilities:
Warrant Liability - Public Warrants	1	$1,250,000	$6,373,750
Warrant Liability - Private Placement Warrants	3	$700,000	$3,573,855

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021 when the Public Warrants were separately listed and traded amounted to $6,250,000.

The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying June 30, 2022 and December 31, 2021 balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed statement of operations.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of December 31, 2021	$3,573,855	$—	$3,573,855
Change in fair value	(2,873,855)	—	(2,873,855)
Fair value as of June 30, 2022	$700,000	$—	$700,000

Initial measurement on January 19, 2021	$6,593,300	$11,677,500	$18,270,800
Change in fair value	(1,452,500)	(5,427,500)	(6,880,000)
Transfer to Level 1	—	(6,250,000)	(6,250,000)
Fair value as of June 30, 2021	$5,140,800	$—	$5,140,800

The Company utilized a Monte Carlo simulation model for the initial valuation the Public Warrants. The subsequent measurement of the Public Warrants as of June 30, 2022 and December 31, 2021, is classified as Level 1 due to the use of an observable market quote in an active market under the ticker MONCW. The quoted price of the Public Warrants was $0.10 and $0.51 per warrant as of June 30, 2022 and December 31, 2021, respectively. The Private Placement Warrants were valued using a Monte Carlo Simulation, which is considered to be a Level 3 fair value measurement. For the three months ended June 30, 2022, and 2021, the Company recognized income of $2,432,350 and expense of $4,541,500, respectively, resulting from changes in fair value of warrant liabilities, presented as change in fair value of warrant liabilities in the accompanying unaudited condensed statement of operations. For the six months ended June 30, 2022 and 2021, the Company recognized income of $7,997,605 and $3,980,000, respectively, resulting from the change in fair value of warrant liabilities.

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

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2022

The following table provides quantitative information regarding Level 3 fair value measurements inputs as of their measurement dates:

	June 30, 2022	December 31, 2021
Volatility	14.4%	12.1%
Probability of completing a Business Combination	15.0%	70.0%
Expected life of the options to convert	0.8	4.1
Risk-free rate	2.65%	1.12%
Dividend yield	0.0%	0.0%

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. The Company did not identify any subsequent events, other than below, that would have required adjustment or disclosure in the financial statements.

In July 2022, the Sponsor informed the Company that Antara Capital Total Return SPAC Master Fund LP had become an additional member of the Sponsor, holding a 50% membership interest.  Emmis Operating Company remains the manager of the Sponsor.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 29, 2020 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, our net income of $2,291,086 principally consists of the change in the fair value of our warrant liabilities of $2,432,350 and interest earned on investments held in the Trust Account of $317,482, partially offset by general and administrative expenses of $417,405 and provision for income taxes of $41,342.

For the three months ended June 30, 2021, our net loss of $4,865,327 principally consists of the change in the fair value of our warrant liabilities of $4,541,500, as well as general and administrative costs of $330,060, partially offset by interest earned on investments held in the Trust Account of $6,233.

For the six months ended June, 2022, we had net income of $7,610,159, which consists of income of $7,997,605 derived from the changes in fair value of the warrant liabilities and interest earned on investments held in the Trust Account of $339,771, partially offset by general and administrative expenses of $685,875 and provision for income taxes of $41,342.

For the six months ended June 30, 2021, we had net income of $2,724,786, which consists of income of $3,980,000 derived from the changes in fair value of the warrant liabilities and interest earned on investments held in the Trust Account of $11,097, partially offset by general and administrative expenses of $582,845 and transaction costs associated with the warrant liabilities of $683,466.

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

For the six months ended June 30, 2022, cash used in operating activities was $961,403. Net income of $7,610,159 was principally attributable to non-cash income related to the change in fair value of the warrant liabilities of $7,997,605. Changes in operating assets and liabilities used $234,186 of cash.

For the six months ended June 30, 2021, cash used in operating activities was $720,379. Net income of $2,724,786 was principally attributable to non-cash income related to the change in fair value of the warrant liabilities of $3,980,000, partially offset by transaction costs allocated to the warrant liability of $683,466. Changes in operating assets and liabilities used $137,534 of cash.

As of June 30, 2022, we had marketable securities of $250,290,005 held in a trust account (the “Trust Account”) located in the United States. Such amount will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we have withdrawn $73,468 of interest earned on the Trust Account to pay taxes and franchise fees. We plan to withdraw an additional $206,780 during the three months ended September 30, 2022 as reimbursement for tax and franchise fees paid during 2021 and 2022.

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

As of June 30, 2022, we had cash of $19,320. Until the consummation of a business combination, we will be using the funds not held in the trust account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the business combination. We expect that we will need to raise additional capital through loans or additional investments from the Sponsor or our stockholders, officers, directors, or third parties. Our officers and directors and the Sponsor may, but are not obligated to (except as described above), loan us funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. On April 13, 2022, we executed a promissory note with the Sponsor in the aggregate amount of up to $300,000 for our working capital needs.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” our management has determined that the liquidity condition and mandatory liquidation and subsequent dissolution, should we be unable to complete a business combination, also raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 19, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to possible redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our balance sheet.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

Remediation of Material Weakness

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our unaudited condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of March 31, 2022.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s 2021 Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the 2021 Annual Report, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

We have not sold any equity securities during the quarter ended June 30, 2022.

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

Purchases of Equity Securities

We did not repurchase any shares of our equity securities during the quarter ended June 30, 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10‑Q.

No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Bylaws.(2)

10.1	Promissory Note, dated April 13, 2022, by and between the Company as the maker and the Sponsor as the payee.(3)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a‑14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a‑14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE* 104	Inline XBRL Taxonomy Extension Presentation Linkbase Document Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8‑K filed on January 19, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 31, 2021 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 15, 2022 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Monument Circle Acquisition Corp.

Date: August 12, 2022	By:	/s/ Jeffrey H. Smulyan
	Name:	Jeffrey H. Smulyan
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Ryan A. Hornaday
	Name:	Ryan A. Hornaday
	Title:	Chief Financial Officer
(Principal Financial Officer)