Form 10-Q
period 2022-09-30
Monument Circle Acquisition Corp.
filed 2022-11-10
CIK 1828325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________

FORM 10-Q

___________________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2022

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

As of November 14, 2022, there were 25,000,000 shares of Class A common stock, $0.0001 par value, and 6,250,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

MONUMENT CIRCLE ACQUISITION CORP.

FORM 10‑Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

MONUMENT CIRCLE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$141,499	$607,255
Prepaid expenses	110,729	173,519
Total current assets	252,228	780,774
Investments held in Trust Account	251,145,869	250,023,702
Total assets	$251,398,097	$250,804,476
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$513,286	$468,737
Promissory note - related party	300,000	—
Total current liabilities	813,286	468,737
Warrant liabilities	1,169,025	9,947,605
Deferred underwriting fee payable	8,750,000	8,750,000
Total liabilities	10,732,311	19,166,342
Commitments and contingencies
Class A common stock subject to possible redemption, 25,000,000 shares at $10.04 and $10.00 redemption value at September 30, 2022 and December 31, 2021	251,115,869	250,000,000
Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 240,000,000 shares authorized; no non-redeemable shares issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 60,000,000 shares authorized; 6,250,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	625	625
Accumulated deficit	(10,450,708)	(18,362,491)
Total stockholders’ deficit	(10,450,083)	(18,361,866)
Total liabilities and stockholders’ deficit	$251,398,097	$250,804,476

The accompanying notes are an integral part of the unaudited condensed financial statements.

MONUMENT CIRCLE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative expenses	$202,697	$224,101	$888,572	$806,946
Loss from operations	(202,697)	(224,101)	(888,572)	(806,946)
Other income (expense):
Change in fair value of warrant liabilities	780,975	3,151,300	8,778,580	7,131,300
Transaction costs allocated to warrant liabilities	—	—	—	(683,466)
Interest earned on investments held in Trust Account	1,102,594	6,302	1,442,365	17,399
Other income, net	1,883,569	3,157,602	10,220,945	6,465,233
Income before provision for income taxes	1,680,872	2,933,501	9,332,373	5,658,287
Provision for income taxes	263,379	—	304,721	—
Net income	$1,417,493	$2,933,501	$9,027,652	$5,658,287

Basic weighted average shares outstanding of Class A common stock	25,000,000	25,000,000	25,000,000	23,260,073
Basic net income per common share, Class A common stock	$0.05	$0.09	$0.29	$0.19
Basic weighted average shares outstanding of Class B common stock	6,250,000	6,250,000	6,250,000	6,194,322
Basic net income per common share, Class B common stock	$0.05	$0.09	$0.29	$0.19

Diluted weighted average shares outstanding of Class A common stock	25,000,000	25,000,000	25,000,000	23,260,073
Diluted net income per common share, Class A common stock	$0.05	$0.09	$0.29	$0.19
Diluted weighted average shares outstanding of Class B common stock	6,250,000	6,250,000	6,250,000	6,250,000
Diluted net income per common share, Class B common stock	$0.05	$0.09	$0.29	$0.19

The accompanying notes are an integral part of the unaudited condensed financial statements.

MONUMENT CIRCLE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	For the three and nine months ended September 30, 2022
	Class B Common Stock		Additional Paid- in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
BALANCE, DECEMBER 31, 2021	6,250,000	$625	$—	$(18,362,491)	$(18,361,866)
Net income	—	—	—	5,319,073	5,319,073
BALANCE, MARCH 31, 2022 (unaudited)	6,250,000	625	—	(13,043,418)	(13,042,793)
Class A common stock subject to possible redemption adjustment	—	—	—	(63,275)	(63,275)
Net income	—	—	—	2,291,086	2,291,086
BALANCE, JUNE 30, 2022 (unaudited)	6,250,000	$625	$—	$(10,815,607)	$(10,814,982)
Class A common stock subject to possible redemption adjustment	—	—	—	(1,052,594)	(1,052,594)
Net income	—	—	—	1,417,493	1,417,493
BALANCE, SEPTEMBER 30, 2022 (unaudited)	6,250,000	$625	$—	$(10,450,708)	$(10,450,083)

	For the three and nine months ended September 30, 2021
	Class B Common Stock		Additional Paid- in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
BALANCE, DECEMBER 31, 2020	6,267,500	$627	$24,373	$(3,292)	$21,708
Forfeiture of Founder Shares (1)	(17,500)	(2)	2	—	—
Accretion of Class A common stock to redemption amount	—	—	(24,375)	(24,892,536)	(24,916,911)
Net income	—	—	—	7,590,113	7,590,113
BALANCE, MARCH 31, 2021 (unaudited)	6,250,000	625	—	(17,305,715)	(17,305,090)
Net loss	—	—	—	(4,865,327)	(4,865,327)
BALANCE, JUNE 30, 2021 (unaudited)	6,250,000	$625	$—	$(22,171,042)	$(22,170,417)
Net income	—	—	—	2,933,501	2,933,501
BALANCE, SEPTEMBER 30, 2021 (unaudited)	6,250,000	$625	$—	$(19,237,541)	$(19,236,916)

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

MONUMENT CIRCLE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,027,652	$5,658,287
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(8,778,580)	(7,131,300)
Transaction costs allocated to warrant liabilities	—	683,466
Interest earned on investments held in Trust Account	(1,442,365)	(17,399)
Changes in operating assets and liabilities:
Prepaid expenses	62,790	(271,855)
Accounts payable and accrued expenses	44,549	305,000
Net cash used in operating activities	(1,085,954)	(773,801)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment of cash into Trust Account	—	(250,000,000)
Transfer from Trust Account to pay taxes	320,198	—
Net cash provided by (used in) investing activities	320,198	(250,000,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Units, net of underwriting discounts paid	—	245,000,000
Proceeds from sale of Private Placement Warrants	—	7,000,000
Proceeds from promissory note - related party	300,000	—
Repayment of promissory note - related party	—	(100,000)
Payment of offering costs	—	(488,644)
Net cash provided by financing activities	300,000	251,411,356
(DECREASE) INCREASE IN CASH	(465,756)	637,555
CASH:
Beginning of period	607,255	34,012
End of period	$141,499	$671,567
Non-cash investing and financing activities
Deferred underwriting fee payable	$—	$8,750,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the investments held in the Trust Account (as defined below).

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

Liquidity and Going Concern

As of September 30, 2022, the Company had $141,499 in its operating bank accounts and a working capital deficit of $561,058. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of September 30, 2022, $300,000 of Working Capital Loans were outstanding. No Working Capital Loans were outstanding as of December 31, 2021.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 19, 2023. Management intends to complete a business combination before that time.

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

SEPTEMBER 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. Investments held in the Trust Account are characterized as Level 1 investments within the fair value hierarchy under ASC Topic 820, “Fair Value Measurements and Disclosures”.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering balance sheet date that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At September 30, 2022 and December 31, 2021, the Company had deferred tax assets of $442,871 and $276,598, respectively, both with a full valuation allowance recorded against them.

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The change in fair value of the warrant liability is a permanent difference. During the nine months ended September 30, 2022, the Company recorded $304,721 of income tax expense. No income tax expense was recorded during the nine months ended September 30, 2021. The Company’s effective tax rate for the nine months ended September 30, 2022 and 2021 was 3% and 0%, respectively. The Company’s effective tax rate for the three months ended September 30, 2022 and 2021 was 16% and 0%, respectively. The effective tax rate differs from the statutory tax rate mainly due to permanent differences.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):
	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income	$1,133,994	$283,499	$2,346,801	$586,700
Denominator:
Basic and diluted weighted average shares outstanding	25,000,000	6,250,000	25,000,000	6,250,000
Basic and diluted net income per common share	$0.05	$0.05	$0.09	$0.09

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic net income per common share
Numerator:
Allocation of net income	$7,222,122	$1,805,530	$4,468,337	$1,189,950
Denominator:
Basic weighted average shares outstanding	25,000,000	6,250,000	23,260,073	6,194,322
Basic net income per common share	$0.29	$0.29	$0.19	$0.19

Diluted net income per common share
Numerator:
Allocation of net income	$7,222,122	$1,805,530	$4,459,907	$1,198,380
Denominator:
Diluted weighted average shares outstanding	25,000,000	6,250,000	23,260,073	6,250,000
Diluted net income per common share	$0.29	$0.29	$0.19	$0.19

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which typically exceeds the Federal Deposit Insurance Corporation coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Administrative Services Agreement

The Company entered into an agreement, commencing on January 13, 2021, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 in fees for these services for the three months ended September 30, 2022 and 2021. For the nine months ended September 30, 2022 and 2021, the Company incurred $90,000 and $83,871, respectively. These amounts were paid during the period they were incurred.

Promissory Note - Related Party

On October 2, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

On April 13, 2022, the Company executed a promissory note (the “First Working Capital Loan”) with the Sponsor in the aggregate amount of up to $300,000 for the Company’s working capital needs. The First Working Capital Loan is without interest and matures on the earlier of (i) the date the winding up of the Company is effective or (ii) the date the Company completes its initial Business Combination, and may be prepaid by the Company at any time without premium or penalty. Draws under the First Working Capital Loan may be made by the Company upon five business days’ notice to the Sponsor in amounts of at least $10,000. Events of default under the First Working Capital Loan consist of the failure to timely repay the First Working Capital Loan at maturity, as well as voluntary or involuntary bankruptcy, reorganization, insolvency or similar actions. The Sponsor retains the right but not the obligation to convert some or all of the unpaid principal under the First Working Capital Loan into warrants exercisable for one share of Class A common stock of the Company at a price of $1.00 per warrant. These warrants would be identical to the Private Placement Warrants. The warrants are also entitled to demand and piggyback registration under terms consistent with the Registration Rights Agreement between the Company and the parties thereto, dated January 13, 2021. In the First Working Capital Loan, the Sponsor affirmatively waives any claims against the Company’s Trust Account. On April 25, 2022, the Company borrowed $300,000 from the Sponsor, the full amount available to it pursuant to the First Working Capital Loan. This amount remains outstanding at September 30, 2022. The First Working Capital Loan is reported at cost on the unaudited condensed balance sheet as of September 30, 2022, as the fair value adjustment associated with the conversion is deemed to be de minimus. There were no Working Capital Loans outstanding at December 31, 2021.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

NOTE 7. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. Pursuant to the amended and restated certificate of incorporation, the Company is authorized to issue 240,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 25,000,000 shares of Class A common stock outstanding, all of which were subject to possible redemption.

As of September 30, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected on the condensed balance sheets are reconciled in the following table:

	September 30, 2022	December 31, 2021
Gross proceeds	$250,000,000	$250,000,000
Less:
Initial value of Public Warrant liability	(11,677,500)	(11,677,500)
Class A common stock offering costs	(13,646,111)	(13,646,111)
Plus:
Accretion of carrying value to redemption value	26,439,480	25,323,611
Class A common stock subject to possible redemption	251,115,869	250,000,000

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

NOTE 8. STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 240,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 25,000,000 shares of Class A common stock issued and outstanding and all shares of Class A common stock were subject to possible redemption and included in temporary equity (see Note 7).

Class B Common Stock— The Company is authorized to issue 60,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 6,250,000 shares of Class B common stock issued and outstanding.

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

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

As of September 30, 2022 and December 31, 2021, there were 12,500,000 Public Warrants and 7,000,000 Private Placement Warrants outstanding.

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

At September 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $251,145,869 and $250,023,702, respectively, in money market funds which are invested primarily in U.S. Treasury Securities. Through September 30, 2022, the Company has withdrawn $320,198 of the interest earned on the Trust Account to pay income and franchise taxes.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	September 30, 2022	December 31, 2021
Assets:
Investments held in Trust Account	1	$251,145,869	$250,023,702
Liabilities:
Warrant Liability - Public Warrants	1	$749,375	$6,373,750
Warrant Liability - Private Placement Warrants	3	$419,650	$3,573,855

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021 when the Public Warrants were separately listed and traded amounted to $6,250,000.

The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying September 30, 2022 and December 31, 2021 balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed statement of operations.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Private Placement Warrants	Public Warrants	Warrant Liabilities	Private Placement Warrants	Public Warrants	Warrant Liabilities
Beginning fair value balance	$700,000	$—	$700,000	$3,573,855	$—	$3,573,855
Change in fair value	(280,350)	—	(280,350)	(3,154,205)	—	(3,154,205)
Ending fair value balance	$419,650	$—	$419,650	$419,650	$—	$419,650

	Three Months Ended September 30, 2021			For the period January 19, 2021 through September 30, 2021
	Private Placement Warrants	Public Warrants	Warrant Liabilities	Private Placement Warrants	Public Warrants	Warrant Liabilities

Beginning fair value balance	$5,140,800	$—	$5,140,800	$6,593,300	$11,677,500	$18,270,800
Change in fair value	(1,126,300)	—	(1,126,300)	(2,578,800)	(5,427,500)	(8,006,300)
Transfer to Level 1	—	—	—	—	(6,250,000)	(6,250,000)
Ending fair value balance	$4,014,500	$—	$4,014,500	$4,014,500	$—	$4,014,500

The Company utilized a Monte Carlo simulation model for the initial valuation the Public Warrants. The subsequent measurement of the Public Warrants as of September 30, 2022 and December 31, 2021, is classified as Level 1 due to the use of an observable market quote in an active market under the ticker MONCW. The quoted price of the Public Warrants was $0.06 and $0.51 per warrant as of September 30, 2022 and December 31, 2021, respectively. The Private Placement Warrants were valued using a Monte Carlo Simulation, which is considered to be a Level 3 fair value measurement. For the three months ended September 30, 2022, and 2021, the Company recognized income of $780,975 and $3,151,300, respectively, resulting from changes in fair value of warrant liabilities, presented as change in fair value of warrant liabilities in the accompanying unaudited condensed statement of operations. For the nine months ended September 30, 2022 and 2021, the Company recognized income of $8,778,580 and $7,131,300, respectively, resulting from the change in fair value of warrant liabilities.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as of their measurement dates:

	September 30, 2022	December 31, 2021
Volatility	14.6%	12.1%
Probability of completing a Business Combination	5.0%	70.0%
Expected life of the options to convert	0.5	4.1
Risk-free rate	3.86%	1.12%
Dividend yield	0.0%	0.0%

MONUMENT CIRCLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. The Company did not identify any subsequent events, other than below, that would have required adjustment or disclosure in the financial statements.

Our board of directors called a special meeting of stockholders for 10:00 a.m. Eastern Time on December 14, 2022, to, among other things, approve proposals to amend the Company’s charter and Trust Agreement to extend the date by which the Company would be required to consummate a business combination from January 19, 2023 to July 19, 2023, as well as to permit our board of directors, in its sole discretion, to elect to wind up our operations on an earlier date, including a date earlier than January 19, 2023 (the “Extension”). Our board of directors believes that it is in the best interests of our stockholders to provide for the Extension and incremental flexibility.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 29, 2020 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, our net income of $1,417,493 principally consists of the change in the fair value of our warrant liabilities of $780,975 and interest earned on investments held in the Trust Account of $1,102,594, partially offset by general and administrative expenses of $202,697 and provision for income taxes of $263,379.

For the three months ended September 30, 2021, our net income of $2,933,501 principally consists of the change in the fair value of our warrant liabilities of $3,151,300 and interest earned on investments held in the Trust Account of $6,302, partially offset by general and administrative costs of $224,101.

For the nine months ended September, 2022, we had net income of $9,027,652, which consists of income of $8,778,580 derived from the changes in fair value of the warrant liabilities and interest earned on investments held in the Trust Account of $1,422,365, partially offset by general and administrative expenses of $888,572 and provision for income taxes of $304,721.

For the nine months ended September 30, 2021, we had net income of $5,658,287, which consists of income of $7,131,300 derived from the changes in fair value of the warrant liabilities and interest earned on investments held in the Trust Account of $17,399, partially offset by general and administrative expenses of $806,946 and transaction costs associated with the warrant liabilities of $683,466.

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

For the nine months ended September 30, 2022, cash used in operating activities was $1,085,954, which mostly consisted of costs incurred to identify a target company for a Business Combination and other costs associated with being a public Company. Net income of $9,155,010 was principally attributable to non-cash income related to the change in fair value of the warrant liabilities of $8,778,580.

For the nine months ended September 30, 2021, cash used in operating activities was $773,801, which mostly consisted of costs incurred to identify a target company for a Business Combination and other costs associated with being a public Company. Net income of $5,658,287 was principally attributable to non-cash income related to the change in fair value of the warrant liabilities of $7,131,300, partially offset by transaction costs allocated to the warrant liability of $683,466.

As of September 30, 2022, we had marketable securities of $251,145,869 held in a trust account (the “Trust Account”) located in the United States. Such amount will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we have withdrawn $320,198 of interest earned on the Trust Account to pay taxes and franchise fees.

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

As of September 30, 2022, we had cash of $141,499. Until the consummation of a business combination, we will be using the funds not held in the trust account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the business combination. We expect that we will need to raise additional capital through loans or additional investments from the Sponsor or our stockholders, officers, directors, or third parties. Our officers and directors and the Sponsor may, but are not obligated to (except as described above), loan us funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. On April 13, 2022, we executed a promissory note with the Sponsor in the aggregate amount of up to $300,000 for our working capital needs.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” our management has determined that the liquidity condition and mandatory liquidation and subsequent dissolution, should we be unable to complete a business combination, also raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 19, 2023. Management intends to complete a Business Combination by January 19, 2023, but cannot guarantee such event.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s 2021 Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Below are material changes to our risk factors since our 2021 Annual Report for the year ended December 31, 2021.

The Excise Tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities following our initial business combination, hinder our ability to consummate an initial business combination, and decrease the amount of funds available for distribution in connection with a liquidation.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by a domestic corporation beginning in 2023, with certain exceptions (the “Excise Tax”). While not free from doubt, it is possible that the Excise Tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial business combination and any amendment to our certificate of incorporation to extend the time to consummate an initial business combination, unless an exemption is available. Consequently, the value of your investment in our securities may decrease as a result of the Excise Tax. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial business combination. Further, the application of the Excise Tax in the event of a liquidation is uncertain, and the proceeds held in the trust account could be subject to the Excise Tax, in which case the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced. The potential impact of the Excise Tax is one of the reasons that our board of directors has called the special meeting of stockholders for 10:00 a.m. Eastern Time on December 14, 2022, and proposed the Extension.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

We have not sold any equity securities during the quarter ended September 30, 2022.

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

Purchases of Equity Securities

We did not repurchase any shares of our equity securities during the quarter ended September 30, 2022.

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

Monument Circle Acquisition Corp.

Date: November 10, 2022	By:	/s/ Jeffrey H. Smulyan
	Name:	Jeffrey H. Smulyan
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Ryan A. Hornaday
	Name:	Ryan A. Hornaday
	Title:	Chief Financial Officer
(Principal Financial Officer)